Form 10-Q
period 1997-06-30
TALBOT BANCSHARES INC
filed 1997-08-22
CIK 1043056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q

           (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                                     0-22929
                        --------------------------------

                             TALBOT BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

        Maryland                                              52-2033630
------------------------                                    --------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

18 East Dover Street, Easton, Maryland                           21601
--------------------------------------                      ---------------
(Address of Principal Executive Offices)                       (Zip Code)

                                 (410) 822-1400
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code


------------------------------------------------------------------------------
Former  Name,  Former  Address and Former  Fiscal  Year,  if Changed  Since Last
Report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X. No___.




                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


     As of July 31, 1997, registrant had outstanding 1,188,264 shares of common stock.

                                      INDEX

Part I


Item 1.  Financial Statements                                              Page

     Condensed Consolidated Balance Sheets -
       June 30, 1997 and 1996 (unaudited) and December 31, 1996               4

     Condensed Consolidated Statements of Income -
       Three and six months ended June 30, 1997 and 1996 (unaudited)          5

     Condensed Consolidated Statements of Changes in Stockholders' Equity -
       For the six Month Period ended June 30, 1997 (unaudited)               6

     Condensed Consolidated Statements of Cash Flows -
       Six months ended June 30, 1997 and 1996 (unaudited)                    7

     Notes to Condensed Consolidated Financial Statements (unaudited)         8

Item 2.  Managements Discussion and Analysis of Financial Condition
              and Results of Operations                                    9-11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          12


Part II

Item 6.  Exhibits and Reports on Form 8-K                                    12

                                     PART I

Item 1.  Financial Statements

                                                  TALBOT BANCSHARES, INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Dollars in Thousands, except per share amounts)

                                                                     June 30,         June 30,       December 31,
ASSETS:                                                                1997             1996             1996
-------                                                           ---------------   ---------------  ------------
                                                                   (unaudited)       (unaudited)

Cash and due from banks                                              $   5,139         $   4,823          $   7,014
Federal funds sold                                                       6,107            12,264              7,573
Investment in debt securities:
   Held-to-maturity, at amortized cost (fair value of $29,760,
   $29,851, $30,744, respectively)                                      29,678            30,030             30,608
   Available for sale, at fair value                                    29,627            28,809             32,201
Loans, less allowance for credit losses ($2,583, $2,198,
   $2,728, respectively)                                               172,243           167,961            168,972
Bank premise and equipment                                               3,103             2,930              3,188
Other real estate owned                                                    124               312                299
Accrued interest receivable on loans and investment securities           2,054             1,932              1,828
Investments in unconsolidated subsidiary                                   167               177                182
Deferred income tax benefits                                               705               813                737
Other assets                                                               689               420                582
                                                                   -----------       -----------        -----------

   TOTAL ASSETS                                                       $249,636          $250,471           $253,184
                                                                      ========          ========           ========

LIABILITIES:

Deposits:
   Non-interest bearing demand                                       $  21,936         $  19,751          $  22,141
   NOW and Super NOW                                                    43,429            41,137             43,038
   Certificates of deposit $100,000 or more                             18,336            24,146             28,352
   Other time and savings                                              123,426           122,448            121,571
                                                                     ---------         ---------          ---------
       Total Deposits                                                  207,127           207,482            215,102

Securities sold under agreements to repurchase                          12,347            15,609              9,268
Other liabilities                                                          798             1,036                894
                                                                   -----------        ----------         ----------

   TOTAL LIABILITIES                                                   220,272           224,127            225,264
                                                                      --------          --------           --------

STOCKHOLDERS' EQUITY:
Common  Stock,  Par  Value  $.01;   authorized  25,000,000  shares;
  issued and outstanding:
     June 30, 1997           1,188,264
     June 30, 1996           1,183,770
     December 31, 1996       1,186,242                                      12                12                 12
Surplus                                                                 12,491            12,376             12,435
Retained earnings                                                       16,954            14,367             15,616
Net unrealized holding loss on debt securities available for sale         (93)             (411)              (143)
                                                                   -----------        ----------         ----------

   TOTAL STOCKHOLDERS' EQUITY                                           29,364            26,344             27,920
                                                                     ---------         ---------          ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $249,636          $250,471           $253,184
                                                                      ========          ========           ========


See accompanying notes to Condensed Consolidated Financial Statements.



                                                      TALBOT BANCSHARES, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                          (Dollars in thousands, except per share amounts)


                                                                   Three Months Ended June 30,            Six Months Ended June 30,
                                                                      1997             1996                  1997          1996
                                                                      ----             ----                  ----          ----

INTEREST INCOME
   Loans, including fees                                            $ 3,820           $ 3,601               $ 7,664       $ 7,267
   U.S. Treasury securities and obligations of other
     U.S. Government agencies and corporations                          767               740                 1,548         1,489
   Obligations of States and political subdivisions                      76                69                   154           127
   Federal funds sold                                                   113               124                   210           210
                                                                   --------          --------              --------      --------

       Total interest income                                          4,776             4,534                 9,576         9,093
                                                                    -------           -------               -------       -------

INTEREST EXPENSE
     Certificates of deposit, $100,000 or more                          311               330                   666           646
     Other deposits                                                   1,648             1,604                 3,251         3,209
     Other interest                                                     117               158                   219           299
                                                                    -------           -------               -------       -------

       Total interest expense                                         2,076             2,092                 4,136         4,154
                                                                     ------            ------                ------        ------

NET INTEREST INCOME                                                   2,700             2,442                 5,440         4,939

PROVISION FOR CREDIT LOSSES                                              45               131                   150           290
                                                                    -------           -------               -------       -------

NET INTEREST INCOME AFTER PROVISION FOR
   CREDIT LOSSES                                                      2,655             2,311                 5,290         4,649
                                                                    -------           -------               -------       -------

NONINTEREST INCOME
   Service charges on deposit accounts                                  143               124                   274           243
   Loss on sale of securities                                             0              (17)                     0          (21)
   Other noninterest income                                              21                 9                    46            39
                                                                     ------           -------                ------        ------

       Total noninterest income                                         164               116                   320           261
                                                                      -----             -----                 -----         -----

NONINTEREST EXPENSES
   Salaries and employee benefits                                       827               739                 1,706         1,514
   Expenses of premises and fixed assets                                165               158                   343           328
   Other noninterest expense                                            477               403                   937           790
                                                                    -------           -------               -------       -------

       Total noninterest expense                                      1,469             1,300                 2,986         2,632
                                                                     ------            ------                ------        ------

INCOME BEFORE TAXES ON INCOME                                         1,350             1,127                 2,624         2,278

Federal and State income taxes                                          480               410                   930           840
                                                                    -------           -------               -------       -------

NET INCOME                                                           $  870            $  717                $1,694        $1,438
                                                                     ======            ======                ======        ======

NET INCOME PER COMMON SHARE:
   Net Income                                                        $  .73            $  .61                $ 1.43        $ 1.22


See accompanying notes to Condensed Consolidated Financial Statements.



                                                      TALBOT BANCSHARES, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                                       (Dollars in thousands)




                                                                                                                   Net Unrealized
                                                                                                                       Holding
                                                                                                                   Gain (Loss) on
                                                                     Common                          Retained     Debt Securities
                                                                      Stock           Surplus        Earnings    Available-for-sale
                                                                      -----           -------        --------    ------------------

Balances, December 31, 1995                                             $12           $12,331         $13,225              ($374)

Net Income                                                                -                 -           1,438                   -

Cash Dividends Paid                                                       -                 -           (296)                   -

Net unrealized holding gain(loss) on
   debt securities, available-for-sale                                    -                 -               -                (37)

Shares issued                                                             -                45               -                   -
                                                              -------------       -----------    ------------        ------------

   Balances, June 30, 1996                                              $12          $ 12,376        $ 14,367              ($411)
                                                                ===========          ========    ============        ============



Balances, December 31, 1996                                             $12           $12,435         $15,616              ($143)

Net Income                                                                -                 -           1,694                   -

Cash Dividends Paid                                                       -                 -           (356)                   -

Net unrealized holding gain(loss) on
   debt securities, available-for-sale                                    -                 -               -                  50

Shares issued                                                             -                56               -                   -
                                                              -------------       -----------    ------------       --------------

   Balances, June 30, 1997                                              $12           $12,491         $16,954               ($93)
                                                                ===========          ========        ========       ==============












See accompanying Notes to Condensed Consolidated Financial Statements.



                                                       TALBOT BANCSHARES, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                       (Dollars in thousands)


                                                                                          For the Six Months Ended June 30,
                                                                                             1997                   1996
                                                                                             ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                           $   1,694                 $   1,438
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                            217                       250
     Discount accretion on debt securities                                                   (52)                      (34)
     Discount accretion on matured debt securities                                              3                       (6)
     Lss on sale of securities                                                                  -                        21
     Gain on sale of bank equipment                                                           (3)                         -
     Provision for credit losses, net                                                         150                       290
     Net changes in:
       Accrued interest receivable                                                          (226)                     (178)
       Other assets                                                                          (32)                      (47)
       Accrued interest payable on deposits                                                  (37)                       (4)
       Income taxes payable                                                                     -                       163
       Other liabilities                                                                     (59)                        58
                                                                              -------------------       -------------------

       Net cash provided by operating activities                                            1,655                     1,951
                                                                               ------------------         -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale                                     1,003                     2,978
   Proceeds from maturities and principal payments of securities
   available for sale                                                                       4,522                     6,777
   Purchase of securities available for sale                                              (2,978)                   (8,047)
   Proceeds from maturities and principal payments of securities
   held to maturity                                                                         2,351                     4,454
   Purchase of securities held to maturity                                                (1,341)                   (4,267)
   Net increase in loans                                                                  (3,533)                   (9,783)
   Purchase of loans                                                                        (700)                     (198)
   Proceeds from sale of loans                                                                812                     1,772
   Purchase of bank premises and equipment                                                   (71)                      (97)
   Proceeds from sale of equipment                                                             20                         -
   Proceeds from sale of other real estate owned                                              115                         -
                                                                                -----------------         -----------------
       Net cash provided (used) in investing activities                                       200                   (6,411)
                                                                                -----------------          ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease)increase in demand, NOW, money market and
   savings deposits                                                                         (756)                     7,649
   Net (decrease)increase in certificates of deposit                                      (7,219)                     4,386
   Net increase in securities sold under agreement to repurchase                            3,079                     2,663
   Proceeds from issuance of common stock                                                      56                        45
   Dividends paid                                                                           (356)                     (296)
                                                                                 ----------------           ---------------

       Net cash (used)provided by financing activities                                     (5,196)                   14,447
                                                                                 -----------------           --------------

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                                        (3,341)                    9,987
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           14,587                     7,100
                                                                                  ---------------            --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $       11,246             $      17,087
                                                                                   ==============             =============

                             Talbot Bancshares, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1) Effective May 1, 1997, the common shareholders of The Talbot Bank of Easton, Maryland (the "Bank") exchanged each one of their common shares of the Bank for two shares of common stock of Talbot Bancshares, Inc (the "Holding Company") and at that time the Bank became a wholly-owned subsidiary of the Holding Company. The only current business of the Holding Company is the ownership and operation of the Bank. The Holding Company and the Bank are collectively referred to as the "Company." The formation of the Holding Company and exchange of shares has been accounted for as a pooling of interests.

     In the opinion of the management of the Company the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position at June 30, 1997, the results of operations for the three and six month periods ended June 30, 1997 and 1996, and cash flows for the six month period ended June 30, 1997 and 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2) Net Income per common share have been calculated on the basis of the weighted average number of shares outstanding for each year, as restated to reflect the two for one stock split effective May 1, 1997 as a result of the share exchange. Weighted average shares outstanding were 1,187,101 at June 30, 1997 and 1,182,278 at June 30, 1996.

     In February 1997, the Financial Accounting Standards Board issued Statement No 128, Earnings Per Share, which is required to be adopted December 31, 1997. The adoption of this pronouncement is not expected to have a material impact.

3) Under the provisions of Statements of Financial Accounting Standards (SFAS) Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan" a loan is considered impaired if it is probable that the Company will not collect all principal and interest payments according to the loan's contracted terms. The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral of the loan is collateral dependent. Interest income on impaired loans is recognized on a cash basis.

     Information with respect to impaired loans and the related valuation allowance is shown below:



                                                                                June 30,            June 30,         December 31,
(Dollars in thousands)                                                           1997                1996             1996
------------------------------------------------------------------------------------------------------------------------------------
Impaired loans with valuation allowance                                         $    476            $    233             $    302
Impaired loans with no valuation allowance                                           603               5,486                1,249
                                                                                 -------             -------              -------
     Total impaired loans                                                        $ 1,079             $ 5,719              $ 1,551
                                                                                 =======             =======              =======

Allowance for credit losses applicable to impaired loans                        $    118            $     60             $     77
Allowance for credit losses applicable to other than impaired loans                2,465               2,138              $ 2,651
                                                                                 -------             -------              -------
     Total allowance for credit losses                                           $ 2,583             $ 2,198              $ 2,728
                                                                                 =======             =======              =======


     Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable future credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

4) In the normal course of business, to meet the financial needs of its customers, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At June 30, 1997 total commitments to extend credit were approximately $24,106,000. Outstanding letters of credit were approximately $5,356,000 at June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Net income for the second quarter of 1997 was $870,000 an increase of 21% over the $717,000 for the second quarter of 1996. On a per share basis earnings were $ .73 compared to $ .61 for the same period last year.

     Net income for the six months ended June 30, 1997 was $1,694,000 compared to $1,438,000 for the same period in 1996. This represents a 17.8% increase. Net income per share was $1.43 and $1.22 for the six months ended June 30, 1997 and 1996, respectively.

Net Interest Income

     Net interest income for the six months ended June 30, 1997 was 10% higher than the same period last year due to both an increase in the average earning assets and the yield on those assets. The net interest margin increased 37 basis points to 4.65% compared to 4.28% one year ago. Growth in average earning assets was concentrated in loans with an average yield of 9.03%. Loans comprised 71.5% and 70.9% of total average earning assets at June 30, 1997 and 1996, respectively.

Non-interest Income

     Non-interest income increased 41% and 23% for the quarter and six months ended June 30, 1997 compared to the same periods in 1996. A significant factor contributing to these increases was a reduction in the losses from sales of investment securities and from decreased losses of an unconsolidated subsidiary of the Bank. Service charges on deposit accounts increased 15% and 13%, respectively for the quarter and six months ended June 30, 1997 when compared to the same periods in 1996.

Non-interest expense

     Total non-interest expense, excluding the provision for loan losses, increased 13% for the quarter ended June 30, 1997 from the comparable period in 1996. For the six month period ended June 30, 1997, the percentage increase in non-interest expenses was also approximately 13% when compared to the same period in 1996. Increases in salaries and employee benefits, furniture and equipment, supplies and various operating expenses associated with a new branch opened less than one year, were a major factor contributing to the increases.

Liquidity and Capital Resources

     The Bank derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. At June 30, 1997 the Company's liquidity ratio was approximately 23%. There are no known trends or demands, commitments, events or uncertainties that management is aware of which will materially affect the Bank's ability to maintain liquidity at satisfactory levels.

     Total Stockholders' equity was $29.4 million at June 30, 1997, 11.5% higher than one year ago.

     Bank regulatory agencies have adopted various capital standards for financial institutions, including risk-based capital standards. The primary objectives of the risk-based capital framework are to provide a more consistent system for comparing capital positions of financial institutions and to take into account the different risks among financial institutions' assets and off-balance sheet items.

     Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels.

     A comparison of the Bank's capital as of June 30, 1997, with the minimum requirements is presented below.

                                                                                       Minimum
                                                                Actual              Requirements
                                                                ------              ------------
         Tier 1 Risk-based Capital                              17.36%                 4.00%
         Total Risk-based Capital                               18.61%                 8.00%
         Leverage Ratio                                         11.80%                 3.00%



Provisions for Credit Losses

     The Company is required to maintain an adequate allowance for credit losses, therefore, the Board of Directors and management perform regular reviews to assure its' adequacy. Significant credit exposures, non-accrual and impaired loans and other real estate owned are examined to assure the adequacy of the allowance.

     The following table presents a summary of the activity in the Allowance for Loan Losses.

                                                              Three Months Ended June 30,            Six Months Ended June 30,
(Dollars in thousands)                                           1997            1996                    1997           1996
------------------------------------------------------------------------------------------------------------------------------------


Allowance balance - beginning                                     $ 2,646        $ 2,140                 $ 2,728         $ 2,077
Charge-offs:
   Commercial and other                                                50             19                     199             160
   Real estate                                                         18             67                      60              37
   Consumer                                                            48              6                      54              10
                                                                ---------      ---------               ---------        --------
     Totals                                                           116             92                     313             207
                                                                 --------       --------                --------        --------

Recoveries:
   Commercial                                                           2              2                       4               5
   Real Estate                                                          1             10                       2              10
   Consumer                                                             5              7                      12              23
                                                                ---------      ---------               ---------        --------
     Totals                                                             8             19                      18              38
                                                                ---------       --------               ---------        --------


Net Charge-offs:                                                      108             73                     295             169
Provision for loan losses                                              45            131                     150             290
                                                               ----------      ---------               ---------       ---------
Allowance balance-ending                                         $  2,583       $  2,198                $  2,583        $  2,198
                                                                 ========       ========                ========        ========

Average Loans outstanding during period                          $172,444       $168,261                $171,507        $166,199
                                                                 ========       ========                ========        ========
Net charge-offs (annualized) as a percentage of
   average loans outstanding during period                           .25%           .17%                    .34%            .20%
                                                                =========      =========               =========      ==========

Allowance for loan losses at period end as a percentage
   of average loans                                                 1.58%          1.28%                   1.58%           1.30%
                                                                 ========       ========                ========        ========


     Analysis of Interest Rates and Interest Differentials.

     The following table presents the distribution of the average consolidated balance sheets, interest income/expense and yields earned and rates paid through the first six months of the year.

                                                                         1997                                    1996
                                                                         ----                                    ----
                                                           Average       Income*    Yield*           Average    Income*    Yield*
(dollars in thousands)                                     Balance      Expense      Rate            Balance    Expense     Rate
------------------------------------------------------------------------------------------------------------------------------------

Earning Assets
   Investment Securities                                  $ 60,491       $ 1,777     5.92%          $ 60,335    $ 1,678     5.59%
   Loans                                                   171,438         7,677     9.03            166,090      7,284     8.82
   Federal Funds Sold                                        7,774           210     5.37              7,839        210     5.30
                                                          --------      --------     ----          ---------    -------     ----
   Total earning assets                                   $239,703        $9,664     8.13%          $234,264     $9,172     7.87%
                                                                          ------                                 ------

Non-interest earning
   Assets                                                 $  9,510                                  $  8,982
   Total Assets                                           $249,213                                  $243,246
                                                          ========                                  ========

Interest bearing liabilities
   Interest bearing deposits                              $190,178       $ 3,917     4.15%          $184,668    $ 3,885     4.20%
   Borrowings                                               10,254           219     4.26             14,074        299     4.20
                                                         ---------       -------     ----           --------      -----     ----
   Total interest bearing liabilities                     $200,432        $4,136     4.16%          $198,742     $4,154     4.20%
                                                                         -------                                -------

Non-interest bearing liabilities                           $20,220                                   $18,638
Stockholders' equity                                        28,561                                    25,866
                                                          --------                                  --------
Total liabilities and Stockholders' equity                $249,213                                  $243,246
                                                          ========                                  ========

Net interest spread                                                     $  5,528     3.97%                      $ 5,018     3.67%
                                                                        ========                                =======
Net interest margin                                                                  4.65%                                  4.28%


* Presented on a tax equivalent basis using its statutory federal corporate income tax rate of 34%.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company does not invest materially or substantially in derivative financial instruments or other market rate sensitive instruments.



                                     PART II

                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     a)  Exhibits

         Exhibit 27 - Financial Data Schedule


     b)  No Forms 8-K filed.

                                   Signatures


Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TALBOT BANCSHARES, INC.


Date:  August 12, 1997                By: /s/ W. Moorhead Vermilye
                                         ------------------------
                                         President


Date:  August 12, 1997                By: /s/ Susan E. Leaverton
                                          ----------------------
                                          Susan E. Leaverton, CPA
                                          Treasurer/Principal Accounting Officer