Form 10-Q
period 1997-09-30
TALBOT BANCSHARES INC
filed 1997-11-13
CIK 1043056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q

           (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                                     0-22929
                                     -------

                             TALBOT BANCSHARES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                               52-2033630
         --------                                               ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

18 East Dover Street, Easton, Maryland                              21601
--------------------------------------                              -----
(Address of Principal Executive Offices)                          (Zip Code)

                                 (410) 822-1400
                                 --------------
               Registrant's Telephone Number, Including Area Code

-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X . No .


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


As of October 31, 1997, registrant had outstanding 1,188,834 shares of common stock.

                                      INDEX




Part I.


Item 1.  Financial Statements                                              Page

    Condensed Consolidated Balance Sheets -
       September 30, 1997 and 1996 (unaudited) and December 31, 1996          4

    Condensed Consolidated Statements of Income -
       Three and nine months ended September 30, 1997 and 1996 (unaudited)    5

    Condensed Consolidated Statements of changes in Stockholders' Equity -
       For the nine month period ended Setember 30, 1997 (unaudited)          6

    Condensed Consolidated Statements of Cash Flows -
       Nine months ended September 30, 1997 and 1996 (unaudited)              7

    Notes to Condensed Consolidated Financial Statements (unaudited)        8-9

Item 2.  Managements Discussion and Analysis of Financial Condition
              and Results of Operations                                   10-12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          13

Part II.

Item 6.  Exhibits and Reports on Form 8-K                                    13

Part I

Item 1.  Financial Statements

                             TALBOT BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, except per share amounts)

                                                                     September 30,    September 30,     December 31,
ASSETS:                                                                   1997             1996               1996
-------                                                              ---------------  ---------------   ----------
                                                                      (unaudited)      (unaudited)

Cash and due from banks                                              $     5,723      $     6,769         $    7,014
Federal funds sold                                                        12,601            7,177              7,573
Investment in debt securities:
   Held-to-maturity, at amortized cost (fair value of $28,678,
   $29,937, $30,744, respectively)                                        28,559           29,967             30,608
   Available for sale, at fair value                                      33,643           30,484             32,201
Loans, less allowance for credit losses ($2,553, $2,247,
   $2,728, respectively)                                                 176,541          170,011            168,972
Bank premise and equipment                                                 3,057            3,173              3,188
Other real estate owned                                                      216              312                299
Accrued interest receivable on loans and investment securities             2,084            1,804              1,828
Investments in unconsolidated subsidiary                                     145              170                182
Deferred income tax benefits                                                 629              747                737
Other assets                                                                 737              483                582
                                                                      ----------       ----------        -----------

   TOTAL ASSETS                                                         $263,935         $251,097           $253,184
                                                                        ========         ========           ========

LIABILITIES:

Deposits:
   Non-interest bearing demand                                         $  20,946        $  19,585          $  22,141
   NOW and Super NOW                                                      40,952           40,294             43,038
   Certificates of deposit $100,000 or more                               34,052           28,000             28,352
   Other time and savings                                                122,580          123,679            121,571
                                                                       ---------        ---------          ---------
       Total Deposits                                                    218,530          211,558            215,102

Securities sold under agreements to repurchase                            14,245           11,568              9,268
Other liabilities                                                            925              837                894
                                                                     -----------       ----------         ----------

   TOTAL LIABILITIES                                                     233,700          223,963            225,264
                                                                        --------         --------           --------

STOCKHOLDERS' EQUITY:
Common  Stock,  Par  Value  $.01;   authorized  25,000,000  shares;  issued  and
   outstanding:
     September 30, 1997      1,188,834
     September 30, 1996      1,184,658
     December 31, 1996       1,186,242                                      12                12                 12
Surplus                                                                 12,513            12,398             12,435
Retained earnings                                                       17,682            15,031             15,616
Net unrealized holding gain(loss) on debt securities                        28             (307)              (143)
                                                                   -----------        ----------         ----------
   available for sale

   TOTAL STOCKHOLDERS' EQUITY                                           30,235            27,134             27,920
                                                                     ---------         ---------          ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $263,935          $251,097           $253,184
                                                                      ========          ========           ========

See accompanying notes to Condensed Consolidated Financial Statements.


                             TALBOT BANCSHARES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                             Three Months Ended September 30,        Nine Months Ended September 30,
                                                                 1997             1996                  1997              1996
                                                                 ----             ----                  ----              ----
INTEREST INCOME
   Loans, including fees                                        $ 3,913          $ 3,748             $ 11,577         $ 11,015
   U.S. Treasury securities and obligations of other
     U.S. Government agencies and corporations                      772              783                2,320            2,272
   Obligations of States and political subdivisions                  79               69                  233              196
   Federal funds sold                                               178               99                  388              309
                                                               --------         --------             --------        ---------

       Total interest income                                      4,942            4,699                14,518          13,792
                                                                -------          -------              --------        --------

INTEREST EXPENSE
     Certificates of deposit, $100,000 or more                      384              348                 1,050             994
     Other deposits                                               1,694            1,655                 4,945           4,864
     Other interest                                                 120              129                   339             428
                                                                -------          -------               -------         -------

       Total interest expense                                     2,198            2,132                 6,334           6,286
                                                                 ------           ------                ------          ------

NET INTEREST INCOME                                               2,744            2,567                 8,184           7,506

PROVISION FOR CREDIT LOSSES                                          45              159                   195             449
                                                                -------          -------               -------         -------

NET INTEREST INCOME AFTER PROVISION FOR
   CREDIT LOSSES                                                  2,699            2,408                 7,989           7,057
                                                                 ------           ------                ------          ------

NONINTEREST INCOME
   Service charges on deposit accounts                              145              122                   419             365
   Loss on sale of securities                                         1              (2)                     1            (23)
   Other noninterest income                                          20               27                    66              66
                                                                 ------           ------                ------          ------

       Total noninterest income                                     166              147                   486             408
                                                                  -----            -----                 -----           -----

NONINTEREST EXPENSES
   Salaries and employee benefits                                   841              781                 2,547           2,295
   Expenses of premises and fixed assets                            173              160                   516             488
   Other noninterest expense                                        436              400                 1,373           1,190
                                                                -------          -------                ------          ------

       Total noninterest expense                                  1,450            1,341                 4,436           3,973
                                                                 ------           ------                ------          ------

INCOME BEFORE TAXES ON INCOME                                     1,415            1,214                 4,039           3,492

Federal and State income taxes                                      509              402                 1,439           1,242
                                                                -------          -------               -------         -------

NET INCOME                                                       $  906           $  812                $2,600          $2,250
                                                                 ======           ======                ======          ======

NET INCOME PER COMMON SHARE:
   Net Income                                                   $   .76          $   .69                $ 2.19           $1.90


See accompanying notes to Condensed Consolidated Financial Statements.


                             TALBOT BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                             (Dollars in thousands)




                                                                                                                  Net Unrealized
                                                                                                                      Holding
                                                                                                                  Gain (Loss) on
                                                                 Common                           Retained        Debt Securities
                                                                 Stock           Surplus          Earnings     Available-for-sale
                                                                 ------          -------          --------     ------------------

Balances, December 31, 1995                                           $12         $12,331          $13,225                 ($374)

Net Income                                                              -               -            2,250                      -

Cash Dividends Paid                                                     -               -            (444)                      -

Net unrealized holding gain on
   debt securities, available-for-sale                                  -               -                -                     67

Shares issued                                                           -              67                -                      -
                                                              -----------       ---------         --------   --------------------

   Balances, September 30, 1996                                       $12        $ 12,398         $ 15,031                 ($307)
                                                              ===========        ========         ========   ====================



Balances, December 31, 1996                                           $12         $12,435          $15,616                 ($143)

Net Income                                                              -               -            2,600                      -

Cash Dividends Paid                                                     -               -            (534)                      -

Net unrealized holding gain on
   debt securities, available-for-sale                                  -               -                -                    171

Shares issued                                                           -              78                -                      -
                                                            -------------     -----------     -----------------------------------

   Balances, September 30, 1997                                       $12         $12,513          $17,682                    $28
                                                              ===========        ========         ========   ====================












See accompanying Notes to Condensed Consolidated Financial Statements.



                             TALBOT BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)


                                                                                    For the Nine Months Ended September 30,
                                                                                          1997                      1996
                                                                                          ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                           $   2,600                 $   2,250
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                            324                       363
     Discount accretion on debt securities                                                   (76)                      (55)
     Discount accretion on matured debt securities                                             47                       (6)
     (Gain)Loss on sale of securities                                                         (1)                        23
     Gain on sale of bank equipment                                                           (1)                         -
     Provision for credit losses, net                                                       (175)                       169
     Net changes in:
       Accrued interest receivable                                                          (256)                      (50)
       Other assets                                                                          (58)                     (103)
       Accrued interest payable on deposits                                                    19                        23
       Accrued expenses                                                                        20                        11
       Other liabilities                                                                      (8)                      (16)
                                                                               ------------------         -----------------

       Net cash provided by operating activities                                            2,435                     2,609
                                                                               ------------------         -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale                                     2,973                     4,981
   Proceeds from maturities and principal payments of securities
   available for sale                                                                       5,730                     8,108
   Purchase of securities available for sale                                             (10,073)                  (12,968)
   Proceeds from maturities and principal payments of securities
   held to maturity                                                                         3,880                     8,181
   Purchase of securities held to maturity                                                (1,709)                   (7,876)
   Net increase in loans                                                                  (7,884)                  (12,479)
   Purchase of loans                                                                        (700)                     (198)
   Proceeds from sale of loans                                                              1,098                     2,539
   Purchase of bank premises and equipment                                                   (97)                     (407)
   Proceeds from sale of equipment                                                             20                         -
   Proceeds from sale of other real estate owned                                              115                         -
                                                                                -----------------      --------------------
       Net cash used in investing activities                                              (6,647)                  (10,119)
                                                                                -----------------      --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease)increase in demand, NOW, money market and
   savings deposits                                                                       (6,032)                     7,077
   Net increase in certificates of deposit                                                  9,460                     9,034
   Net increase(decrease) in securities sold under agreement to repurchase                  4,977                   (1,378)
   Proceeds from issuance of common stock                                                      78                        67
   Dividends paid                                                                           (534)                     (444)
                                                                                -----------------         -----------------

       Net cash provided by financing activities                                            7,949                    14,356
                                                                                -----------------          ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   3,737                     6,846
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           14,587                     7,100
                                                                                 ----------------          ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $        18,324            $       13,946
                                                                                  ===============            ==============



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

     In the opinion of the management of the Company the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position at September 30, 1997, the results of operations for the three and nine month periods ended September 30, 1997 and 1996, and cash flows for the nine month period ended September 30, 1997 and 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2) Net Income per common share has been calculated on the basis of the weighted average number of shares outstanding for each year, as restated to reflect the two for one stock split effective May 1, 1997 as a result of the share exchange. Weighted average shares outstanding were 1,188,270 at September 30, 1997 and 1,187,490 at September 30, 1996.

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

     Information with respect to impaired loans and the related valuation allowance is shown below:

                                                                           September 30,       September 30,         December 31,
(Dollars in thousands)                                                         1997                1996                 1996
------------------------------------------------------------------------------------------------------------------------------------
Impaired loans with valuation allowance                                       $    403            $    359            $    302
Impaired loans with no valuation allowance                                         851               5,439               1,249
                                                                               -------             -------             -------
     Total impaired loans                                                      $ 1,254             $ 5,798             $ 1,551
                                                                               =======             =======             =======

Allowance for credit losses applicable to impaired loans                      $     88            $    102            $     77
Allowance for credit losses applicable to other than impaired loans              2,465               2,145             $ 2,651
                                                                               -------             -------             -------
     Total allowance for credit losses                                         $ 2,553             $ 2,247             $ 2,728
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

4) In the normal course of business, to meet the financial needs of its customers, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At September 30, 1997 total commitments to extend credit were approximately $50,056,000. Outstanding letters of credit were approximately $5,269,000 at September 30, 1997.

5)   Recent FASB Pronouncements

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was issued in June 1997. This Statement establishes standards for disclosing comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from nonowner sources. Comprehensive income includes net income which is adjusted for items such as unrealized gains and losses on certain investment securities and minimum pension liability adjustments. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

     Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, was issued in June 1997. This Statement establishes standards for disclosing information about operating segments in financial statements. Operating segments are components of a business about which separate financial information is available that is evaluated by management in deciding how to allocate resources and in assessing performance. Management has not determined yet whether additional disclosure will be necessary under the requirements of SFAS No. 131. For year-end disclosure, this Statement is effective for fiscal years beginning after December 15, 1997. Interim reporting disclosures would not be required in the first year of adoption, but would begin the first quarter immediately after the first year of providing year-end disclosures. For interim reporting, the preceding year's interim information must be presented on a comparative basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Net income for the third quarter of 1997 was $906,000 an increase of 11.6% over the $812,000 for the third quarter of 1996. On a per share basis earnings were $ .76 compared to $ .69 for the same period last year.

     Net income for the nine months ended September 30, 1997 was $2,600,000 compared to $2,250,000 for the same period in 1996. This represents a 15.6% increase. Net income per share was $2.19 and $1.90 for the nine months ended September 30, 1997 and 1996, respectively.

Net Interest Income

     Net interest income for the nine months ended September 30, 1997 was higher than the same period last year due to both an increase in the average earning assets and the yield on those assets. The net interest margin increased 26 basis points to 4.57% compared to 4.31% one year ago. Growth in average earning assets was concentrated in loans with an average yield of 8.95%. Loans comprised 71.2% and 71.1% of total average earning assets at September 30, 1997 and 1996, respectively.

Non-interest Income

     Non-interest income increased 13% and 19% for the quarter and nine months ended September 30, 1997 compared to the same periods in 1996. A significant factor contributing to these increases was a reduction in the losses from sales of investment securities and from decreased losses of an unconsolidated subsidiary of the Bank. Service charges on deposit accounts increased 19% and 15%, respectively for the quarter and nine months ended September 30, 1997 when compared to the same periods in 1996.

Non-interest expense

     Total non-interest expense, excluding the provision for loan losses, increased 8% for the quarter ended September 30, 1997 from the comparable period in 1996. For the nine month period ended September 30, 1997, the percentage increase in non-interest expenses was also approximately 12% when compared to the same period in 1996. Increases in salaries and employee benefits, furniture and equipment, supplies and various operating expenses associated with a new branch opened less than one year, were major factors contributing to the increases.

Liquidity and Capital Resources

     The Bank derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. At September 30, 1997 the Company's liquidity ratio was approximately 21%. There are no known trends or demands, commitments, events or uncertainties that management is aware of which will materially affect the Bank's ability to maintain liquidity at satisfactory levels.

     Total Stockholders' equity was $30.2 million at September 30, 1997, 11.4% higher than one year ago.

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

     A comparison of the Bank's capital as of September 30, 1997, with the minimum requirements is presented below.

                                                                                       Minimum
                                                                Actual              Requirements
                                                                ------              ------------
         Tier 1 Risk-based Capital                              17.06%                 4.00%
         Total Risk-based Capital                               18.31%                 8.00%
         Leverage Ratio                                         11.70%                 3.00%


Provisions for Credit Losses

     The Company is required to maintain an adequate allowance for credit losses, therefore, the Board of Directors and management perform regular reviews to assure its' adequacy. Significant credit exposures, non-accrual and impaired loans and other real estate owned are examined to assure the adequacy of the allowance.

     The following table presents a summary of the activity in the Allowance for Loan Losses.

                                                          Three Months Ended September 30,       Nine Months Ended September 30,
(Dollars in thousands)                                           1997            1996                    1997           1996
------------------------------------------------------------------------------------------------------------------------------------

Allowance balance - beginning                                   $ 2,583        $ 2,198                 $ 2,728         $ 2,077

Charge-offs:
   Commercial and other                                              37             73                     235             232
   Real estate                                                       40             16                     100              53
   Consumer                                                          13             42                      68              53
                                                              ---------       --------               ---------       ---------
     Totals                                                          90            131                     403             338
                                                              ---------       --------               ---------       ---------
Recoveries:
   Commercial                                                         4             16                       8              20
   Real Estate                                                        2              1                       4              11
   Consumer                                                           9              4                      21              28
                                                             ----------      ---------               ---------        --------
     Totals                                                          15             21                      33              59
                                                              ---------       --------               ---------        --------

Net Charge-offs:                                                     75            110                     370             279
Provision for loan losses                                            45            159                     195             449
                                                             ----------      ---------               ---------       ---------
Allowance balance-ending                                       $  2,553       $  2,247                $  2,553        $  2,247
                                                               ========       ========                ========        ========

Average Loans outstanding during period                        $174,367       $170,212                $172,747        $167,559
                                                               ========       ========                ========        ========
Net charge-offs (annualized) as a percentage of
   average loans outstanding during period                         .17%           .26%                    .29%            .22%
                                                              =========      =========               =========      ==========

Allowance for loan losses at period end as a
   percentage of average loans                                    1.46%          1.32%                   1.48%           1.34%
                                                               ========       ========                ========       =========


     Analysis of Interest Rates and Interest Differentials.

     The following table presents the distribution of the average consolidated balance sheets, interest income/expense and yields earned and rates paid through the first nine months of the year.

                                                                         1997                                    1996
                                                                         ----                                    ----
                                                           Average       Income*    Yield*           Average    Income*    Yield*
(Dollars in thousands)                                     Balance      Expense      Rate            Balance    Expense     Rate
------------------------------------------------------------------------------------------------------------------------------------

Earning Assets
   Investment Securities                                 $  60,292      $  2,667     5.90%         $  60,552    $ 2,565     5.65%
   Loans                                                   172,747        11,595     8.95            167,656     11,037     8.78
   Federal Funds Sold                                        9,438           387     5.47              7,694        309     5.35
                                                          --------      --------     ----           --------    -------     ----
   Total earning assets                                    242,477        14,649     8.06%           235,902     13,911     7.86%
                                                                        --------                                -------

Non-interest earning assets                                  9,648                                     9,193
                                                          --------                                  --------
   Total Assets                                           $252,125                                  $245,095
                                                          ========                                  ========

Interest bearing liabilities
   Interest bearing deposits                              $191,897       $ 5,995     4.17%          $186,626    $ 5,859     4.19%
   Borrowings                                               10,588           339     4.27             13,475        428     4.24
                                                         ---------       -------     ----           --------    -------     ----
   Total interest bearing liabilities                      202,485         6,334     4.17%           200,101      6,287     4.19%
                                                                          ------                                 ------

Non-interest bearing liabilities                            20,674                                    18,835
Stockholders' equity                                        28,966                                    26,159
                                                          --------                                  --------
Total liabilities and stockholders' equity                $252,125                                  $245,095
                                                          ========                                  ========

Net interest spread                                                      $ 8,315     3.89%                      $ 7,624     3.67%
                                                                         =======                                =======
Net interest margin                                                                  4.57%                                  4.31%


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




                                     Part II

                                Other Information

Item 6.  Exhibits and Reports on Form 8-K.

     a)  Exhibits

         Exhibit 27 - Financial Data Schedule

     b)  Form 8-K filed August 25, 1997.

         Item 5 - other events include the filing of exhibits to supplement Form 8-A filed August 1, 1997. Financial statements included in this filing were: Form F-2 Annual Report for the year ended December 31, 1996, of The Talbot Bank of Easton, Maryland (as filed with the FDIC); Annual Report to Stockholders for the year ended December 31, 1996, of The Talbot Bank of Easton, Maryland (as filed with the FDIC); and Form F-4 Quarterly Report for the period ended March 31, 1997 of The Talbot Bank of Easton, Maryland (as filed with the FDIC).

                                   Signatures


Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TALBOT BANCSHARES, INC.


Date:  November 7, 1997              By: /s/ W. Moorhead Vermilye
                                         ------------------------
                                        President


Date:  November 7, 1997              By: /s/ Susan E. Leaverton
                                         ----------------------
                                        Susan E. Leaverton, CPA
                                        Treasurer/Principal Accounting Officer