Form 10-K
period 1997-12-31
TALBOT BANCSHARES INC
filed 1998-03-30
CIK 1043056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                        -------------------------------

                                   FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1997

                                       OR

    (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                                   000-22929
                              -------------------
                              Commission File No.

                            TALBOT BANCSHARES, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                       52-2033630
-------------------------------                      -------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

18 East Dover Street, Easton, Maryland                      21601
----------------------------------------                 ----------
(Address of Principal Executive Offices)                 (Zip Code)

                                 (410) 822-1400
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code


              ---------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes X.   No   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of the Corporation's voting stock held by non-affiliates of the registrant as of March 23, 1998 was $46,938,537

The number of shares outstanding of the registrant's common stock, as of March 23, 1998 was 1,189,610.

                       Document Incorporated by Reference

   Portions of Talbot Bancshares, Inc definitive Proxy Statement for its 1998 Annual Stockholders' Meeting, as filed with the Commission on March 27, 1998 are incorporated by reference into Part III of this report. Portions of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference into Parts I and II of this report. Except for parts of the Talbot Bancshares, Inc. Annual Report expressly incorporated herein by reference, this Annual Report in not to be deemed filed with the Securities and Exchange Commission.

                                 FORM 10K INDEX

                                                                                              Page(s)
                                                       Part I

       Item 1.    Business                                                                        3
       Item 2.    Properties                                                                      9
       Item 3.    Legal Proceedings                                                               9
       Item 4.    Submission of Matters to a Vote of Security Holders                            10

                                                       Part II

       Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters          10
       Item 6.    Selected Financial Data                                                        10
       Item 7.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      10
       Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                     10
       Item 8.    Financial Statements and Supplementary Data                                    10
       Item 9.    Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                           10

                                                      Part III

       Item 10.   Directors and Executive Officers of the Registrant                          (A)10
       Item 11.   Executive Compensation                                                         10
       Item 12.   Security Ownership of Certain Beneficial Owners and Management                 11
       Item 13.   Certain Relationships and Related Transactions                                 11

                                                       Part IV

       Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K               11

       (A) Portions of Talbot Bancshares, Inc. Definitive Proxy Statement to Stockholders are incorporated by reference, except for Items 402 (k) and (L) of Regulation S-K, in Parts I and III of this Annual Report.

                                     PART I

ITEM 1.    BUSINESS

GENERAL

Talbot Bancshares, Inc. (the "Company") is a Maryland corporation organized on March 10, 1997 which became a registered bank holding company on May 1, 1997 under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company engages in the business of banking through its sole subsidiary The Talbot Bank of Easton, Maryland (the "Bank"), a commercial bank chartered under the laws of the State of Maryland. The Company acquired the Bank under a Plan of Reorganization and Share Exchange (the "Plan) proposed by management and approved by the Bank's stockholder's at their annual meeting held April 23, 1997. Pursuant to the Plan each share of Bank stock was exchanged for two shares of Company stock. The Bank's charter was not affected by the reorganization. The Company has issued and outstanding 1,189,610 shares of common stock , par value $0.01 per share ("Shares") held by 464 holders of record March 23, 1998.

The Company's and the Bank's main office is located in Talbot County, Maryland, at 18 East Dover Street, Easton, Maryland 21601. The Bank commenced operation in 1885 and is engaged in general commercial and retail banking business serving individuals and businesses in Talbot and Dorchester Counties, Maryland. The Bank currently operated four banking offices in Talbot County, three in Easton, Maryland, one in Saint Michaels, Maryland. The Bank also operated an in-store branch in Dorchester County, Maryland in the city of Cambridge.

The Bank owns 33% of the outstanding common stock of Eastern Shore Mortgage Corporation, a Maryland corporation. Eastern Shore Mortgage Corporation is located in Easton, Maryland. It is engaged in mortgage banking activities , primarily the origination of residential mortgage loans and the subsequent sale of those loans to permanent investors. It's service area is primarily the Eastern Shore of Maryland.

PRINCIPAL SERVICES

Services provided to businesses include commercial checking, savings and related services. The Bank offers all forms of commercial lending, including lines of credit, term loans, accounts receivable financing, commercial and construction real estate and other forms of secured lending.

Services to individuals include checking accounts, various savings programs, mortgage loans, home improvement loans, installment and other personal loans, credit cards, personal lines of credit, automobile and other consumer financing, safe deposit services, debit cards, 24 hour telephone banking, and 24 hour automatic teller machine services through the HONOR network. The Bank has an in-store branch in Cambridge, Maryland offering full service banking 7 days per week. Alternative real estate financing is also available to the Bank's customers through Eastern Shore Mortgage Corporation, an affiliate of the Bank.

COMPETITIVE CONDITIONS

The Bank is subject to substantial competition in all aspects of its business. The Bank competes principally with five other commercial banks which operate offices in Talbot County, four of which have resources substantially greater than the Bank's. In Dorchester County the Bank competes principally with seven other commercial banks and one savings bank. The Bank also encounters competition from consumer loan companies, brokerage firms, credit unions and other nonbank institutions in both Talbot and Dorchester counties. The Bank engages in traditional marketing activities such as advertising in local newspapers, trade journals and other publications, and radio advertising. Officers, Directors and employees of the Bank represent the bank through their involvement on boards of nonprofit organizations and other community organizations, as well as their participation in community events. The Bank also relies on referrals from satisfied customers.

The following table sets forth deposit data for Talbot and Dorchester Counties as of June 30, 1997, the most recent date for which comparative information is available.

                                                                                                           %of
Talbot County                                                                        Deposits            Total
---------------------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
THE TALBOT BANK OF EASTON, MARYLAND                                                  $205,756           37.76%
St. Michaels Bank                                                                     103,893           19.07
NationsBank, National Association                                                      77,667           14.26
Crestar Bank                                                                           58,692           10.77
Easton Bank & Trust                                                                    35,712            6.55
The First National Bank of Maryland                                                    31,858            5.85
Signet Bank                                                                            31,282            5.74
                                                                                     --------          ------

       Total                                                                         $544,860          100.00%
                                                                                     ========          ======

SOURCE:  FDIC DATABOOK


                                                                                                           %of
Dorchester County                                                                    Deposits            Total
---------------------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
The National Bank of Cambridge                                                       $123,514           34.00%
Bank of the Eastern Shore                                                              82,829           22.80
NationsBank, National Association                                                      37,361           10.29
The First National Bank of Maryland                                                    31,300            8.62
Signet Bank                                                                            30,909            8.51
Hebron Savings Bank                                                                    23,886            6.58
Crestar Bank                                                                           20,572            5.66
Provident State Bank of Preston, Maryland                                              11,421            3.14
THE TALBOT BANK OF EASTON, MARYLAND                                                     1,455             .40
                                                                                     --------          ------

       Total                                                                         $363,247          100.00%
                                                                                     ========          ======

SOURCE:  FDIC DATABOOK

SUPERVISION AND REGULATION

The following is a summary of the material regulations and policies applicable to the Company and its subsidiaries and is not intended to be a comprehensive discussion. Changes in applicable laws and regulations may have a material effect on the business of the Company and Bank.

GENERAL

The Company is a bank holding company, registered with the Federal Reserve under the BHC Act and as such is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve Board (the "FRB").

The Bank is a state chartered bank in Maryland and is a member of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to the regulation, supervision, and reporting requirements of the FDIC, as well as the Maryland Commissioner of Financial Regulation. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities

REGULATION OF BANK HOLDING COMPANIES

Under the BHC Act, the company may not directly or indirectly acquire the ownership or control of five percent or more of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the FRB. The BHC Act also restricts the types of businesses and activities in which a bank holding company and its subsidiaries may engage. Activities are generally limited to those which the FRB finds to be closely related to, or incidental to, the business of banking.

Subsidiary banks of bank holding companies are subject to certain statutory limits of the transfer of funds to the holding company or any of its nonbank subsidiaries, whether in the form of loans or other extensions of credit, investments in their securities and on the use of their securities as collateral for loans to any borrower. Such transfers of a subsidiary bank to a holding company or one of its nonbanking subsidiaries is limited in amount, and such loans and extensions of credit are required to be collateralized in specified amounts.

Under FRB policy, the Company is expected to act as a source of strength to its subsidiary bank and the FRB may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. Accordingly in the event that any insured subsidiary of the Company causes a loss to the FDIC, other insured subsidiaries of the Company could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally.

CAPITAL REQUIREMENTS

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators, that if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines there are two basic measures: a risk-based measure and a leverage measure.

The risk-based capital guidelines are established to make regulatory capital requirements more sensitive to risk profiles of banks and bank holding companies and to account for off balance sheet exposure. Assets and off balance sheet items are assigned to broad risk categories, each with appropriate weights.

A banking organization's capital is divided into two tiers. "Tier 1", or core capital, includes common equity, retained earnings, minority interest in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets. "Tier 2", or supplementary capital, includes, among other things, limited life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations, and less required deductions. "Total Capital" is the sum of Tier 1 and Tier 2 capital. The Tier1component must comprise at least 50% of qualifying total capital. Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent and a minimum Tier 1 capital to risk weighted assets ratio of 4 percent. Institutions which meet or exceed a Tier 1 ratio of 6 percent, a total capital ratio of 10 percent and a tier 1 leverage ratio of 5 percent are considered well capitalized by regulatory standards.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

In December 1991 , Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) a recapitalization of the Bank Insurance Fund of the FDIC (the "BIF") by increasing the FDIC's borrowing authority and providing for adjustments in its assessment rates; (ii) annual on-site examinations of federally-insured depository institutions by banking regulators; (iii) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants; (iv) the establishment of uniform accounting standards by federal banking agencies; and (v) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on institutions with lower levels of capital.

FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system the federal banking regulators are required to rate supervised institutions on the basis of five capital categories: "well -capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized;" and to take certain mandatory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the actions will depend upon the category in which the institution is placed. A depository institution is "well capitalized" if it has a total risk based capital ratio of 10% of greater, a Tier 1 risk based capital ratio of 6% of greater, and a leverage ratio of 5% or greater and is not subject to any order, regulatory agreement, or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has a total risk based capital ratio of 8% of greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1).

FDICIA generally prohibits a depository institution from making any capital distribution, including the payment of cash dividends, or paying a management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. For a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee (subject to certain limitations) that the institution will comply with such capital restoration plan.

Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized and requirements to reduce total assets and stop accepting deposits form correspondent banks. Critically undercapitalized depository institutions are subject to the appointment of a receiver or conservator, generally within 90 days of the date such institution is determined to be critically undercapitalized.

At December 31, 1997 the Bank had the necessary capital levels to be considered "well capitalized."

INTERSTATE BANKING LEGISLATION

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted into law on September 29, 1994. The law provides that, among other things, substantially all state law barriers tot he acquisition of banks by out of state bank holding companies are eliminated effective September 29, 1995. The law will also permit interstate branching by banks effective June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. Maryland generally established an earlier effective date of September 29, 1995.

EFFECTS OF MONETARY POLICY

The Company and its bank subsidiary are effected by the ongoing and changing monetary policy set forth by the FRB. Through its powers the FRB can influence the supply of bank credit and affect the level of economic activity. Changes in the discount rate and reserve requirements are among the instruments used to influence the market.

The monetary policies of the FRB have in the past and will continue to affect the operating results of all financial institutions including Talbot Bancshares, Inc., and its subsidiary.

FEDERAL SECURITIES LAW

The Company's common stock is registered with the SEC under Section 12(g) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

EMPLOYEES
At March 23, 1998 the Company had no employees, the Bank had 76 full-time employees and 4 part-time employees.

SEASONALITY
Seasonality does not have a material impact on the Company's operations.

STATISTICAL INFORMATION

                                                   INVESTMENT PORTFOLIO
                                                     December 31, 1997
                                                      (In Thousands)

                                                                                  1997
                                                                    -------------------------------
                                                                     Book        Taxable Equivalent
HELD-TO-MATURITY                                                    Value               Yield*
                                                                    -----        ------------------
U.S. Treasury
   Within one year                                                  $ 6,942               6.69%
   One to five years                                                  3,032               6.21
                                                                    -------               ----
       Total                                                          9,974               6.55%
                                                                    -------               ----
U.S. Government Agencies
   Within one year                                                    1,986               6.39
   One to five years                                                  5,036               6.17
                                                                    -------               ----
       Total                                                          7,022               6.24%
                                                                    -------               ----
State and Municipal
   Within one year                                                    2,059               7.10%
   One to five years                                                  1,858               7.16
   Five through ten years                                               207               6.94
   After ten years                                                      827               7.54
                                                                    -------               ----
       Total                                                          4,951               7.17%
                                                                    -------               ----
Mortgage Backed
   Within one year                                                    1,106               7.46
   One to five years                                                  1,096               6.54
                                                                    -------               ----
       Total                                                          2,202               7.00%
                                                                    -------               ----
       Total held-to-maturity                                       $24,149
                                                                    =======
AVAILABLE-FOR-SALE
U.S. Treasury
   Within one year                                                  $ 3,995               6.11%
   One to five years                                                 21,342               6.25
   Five to ten years                                                  1,053               6.03
                                                                    -------               ----
       Total                                                         26,390               6.22%
                                                                    -------               ----
U.S. Government Agencies
   Within one year                                                    2,002               5.81%
   One to five years                                                  3,018               6.32
   Five to ten years                                                  1,996               6.35
                                                                    -------               ----
       Total                                                          7,016               6.18%
                                                                    -------               ----
State and Municipal
   Within one year                                                      628               5.98%
   One to five years                                                    729               6.21
   Five to ten years                                                    110               6.58
                                                                    -------               ----
       Total                                                          1,468               6.14%
                                                                    -------               ----
Mortgage Backed
   Within one year                                                      101               7.52%
   One to five years                                                    506               6.48
                                                                    -------               ----
       Total                                                            607               6.66%
                                                                    -------               ----
Federal Home Loan Bank Stock                                            792                N/A
Federal National Mortgage Association
  Cumulative Preferred Stock                                          1,058                N/A
                                                                    -------               ----

       Total Available-for-Sale                                     $37,330
                                                                    =======

* Yields adjusted to reflect a tax equivalent basis assuming a federal tax rate of 34%.

                          MATURITIES OF LOAN PORTFOLIO
                               December 31, 1997
                                 (In Thousands)

                                                                        Maturing
                                                      Maturing         After one         Maturing
                                                      Within          But Within       After Five
                                                      One Year        Five Years          Years               Total
                                                      -------------------------------------------------------------
Real Estate:
   Construction and land development                   $ 6,542          $  2,995           $    -          $  9,537
   Commercial, financial and agricultural               16,317            14,916              115            31,348
   Mortgage                                             34,018            98,502            4,673           137,193
   Consumer                                              3,559             3,493              163             7,215
                                                       -------          --------           ------          --------
     Total                                             $60,436          $119,906           $4,951          $185,293
                                                       =======          ========           ======          ========

       CLASSIFIED BY SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES


Fixed-Interest Rate Loans                              $43,700          $ 99,047           $1,219          $143,966
Adjustable-Interest Rate Loans                          16,736            20,859            3,732            41,327
                                                       -------          --------           ------          --------
     Total                                             $60,436          $119,906           $4,951          $185,293
                                                       =======          ========           ======          ========

                 ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES
                                 (In Thousands)

                                                                                     December 31,
                                                              1997          1996         1995         1994         1993
                                                              ---------------------------------------------------------
Commercial Financial and Agricultural                       $  880        $  883       $  768       $  711       $  604
Real Estate-Construction                                       100            71           69           66           48
Real Estate-Mortgage                                           944           936          984          725          797
Consumer                                                       238           155          138          111          150
Unallocated                                                    376           683          118          255          151
                                                            ------        ------       ------       ------       ------
                                                            $2,538        $2,728       $2,077       $1,868       $1,750
                                                            ======        ======       ======       ======       ======


                         SUMMARY OF SIGNIFICANT RATIOS

                                                                         1997                1996            1995
                                                                         ----------------------------------------
Return on average total assets                                            1.44%             1.30%            1.17%
Return on average total equity                                           12.52             12.14            11.25
Dividend payout ratio                                                    27.78             25.74            27.53
Total average equity to total average assets ratio                       11.93             10.72            10.37

Other statistical information required in this Item 1 is incorporated by reference from the information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1997, as follows:


DISCLOSURE REQUIRED BY GUIDE 3                            REFERENCE TO 1997 ANNUAL REPORT
------------------------------                            -------------------------------
(I)    Distribution of Assets, Liabilities and
       Stockholders' Equity; Interest Rates and
       Interest Differentia                               Analysis of Interest Rates and Interest Rate
                                                          Differentials (page 3)
                                                          Rate/Volume Analysis (page 4)
                                                          Non-performing Assets (page 7)

(II)   Investment Portfolio                               Notes to Financial Statements, Note 4 - Investment in
                                                          Debt Securities - page 22

(III)  Loan Portfolio                                     Year End Loan Data (page 6)
                                                          Non-performing Assets
                                                          (page 7)

(IV)   Summary of Loan Loss Experience                    Allowance for Loan Losses (page 7)

(V)    Deposits                                           Analysis of Interest Rates and Interest Differentials (page 3)
                                                          Deposits (pages 8 and 9)

(VI)   Return on Equity and Assets                        Return on Equity and Assets (page 13)

(VII)  Short-Term Borrowings                              Other Interest Bearing Liabilities (page 9)
                                                          Notes to Financial Statements, Note 14 -Line of Credit (page 30)

Item 2.    PROPERTIES

The Company's and the Bank's main office is located at 18 East Dover Street, Easton, Maryland. A second Easton office is located on Marlboro Road at Tred Avon Square and the Third Easton office is located on Elliott Road in the Carlton Business Park. The Saint Michaels office is located on Route 33 at Saint Michaels Village.

The Bank owns three of the four banking offices it currently operates in Talbot County. The Bank leases the office located on Route 33 in Saint Michaels Village. The annual rent for this office which expires in 2001 is $32,400.

The Bank also owns the building at 21 Dover Street, Easton, Maryland which contains its bookkeeping and loan services departments.

The Bank operates a branch in the Metro Market Store in Cambridge, Maryland under a Facility License Agreement with International Banking Technologies, Inc. The agreement commenced on August 2, 1995 and terminates on the fifteenth anniversary of the commencement date. The annual licensing fee under this agreement is $40,000 per year for years 1 through 5, $45,000 per year for years 6 through 10, and $50,000 per year for years 11 through 15. The Branch unit located within the store is owned by the Bank.

Item 3.    LEGAL PROCEEDINGS

There are no material pending legal proceeding other than the ordinary routine litigation incidental to the business to which the Company, the Bank, or its subsidiaries is party or to which any of their properties is subject. There are also no material proceedings known to management to which any Director, officer, or affiliate of the Company, any person holding beneficially in excess of five
(5) percent of the Company's Shares, or any associate of any such Director, officer or security holder is a party.

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for vote during the fourth quarter of 1997. Information required for this Item for Executive Officers of the Registrant is included in Item 10 -- "Directors and Executive Officers of the Registrant" which is incorporated herein by reference.

                                    PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from Annual Report to Stockholders for the year ended December 31, 1997 under "Managements Discussion and Analysis of Financial Condition and Results of Operations - Recent Stock Prices and Dividends," page 12, and "Notes to Financial Statements - Regulatory Capital Requirements" on page 29. The Company has issued and outstanding 1,189,610 shares of common stock, par value $0.01 per share ("Shares") held by 464 holders of record March 23, 1998.

Item 6.    SELECTED FINANCIAL DATA

Incorporated by reference from Annual Report to Stockholders for the year ended December 31, 1997, page 13.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from Annual Report to Stockholders for the year ended December 31, 1997 under "Managements Discussion and Analysis of Financial Condition and Results of Operations," pages 3 through 12.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Market Risk of the Company's financial instruments see "Managements Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity" on pages 10 and 11 of the Annual Report to Stockholders for the year ended December 31, 1997. The Company's principal market risk exposure is to interest rates.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the Annual Report to Stockholders for the year ended December 31, 1997 under "Consolidated Financial Statements and Independent Auditors' Report" on pages 14 through 34.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A listing of Directors of the Registrant is Incorporated by reference from Definitive Proxy Statement to Stockholders for the 1998 Annual Meeting under "Election of Directors," pages 1 through 3.

A listing of Executive Officers of the Registrant is Incorporated by reference from the Definitive Proxy Statement to Stockholders for the 1998 Annual Meeting under "Executive Officers," page 10.

Item 11.   EXECUTIVE COMPENSATION

Incorporated by reference from the Definitive Proxy Statement to Stockholders for the 1998 Annual Meeting under "Executive Compensation, Benefit Plans and Executive Compensation Committee Report," pages 6 through 10.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Definitive Proxy Statement to Stockholders for the 1998 Annual Meeting under "Beneficial Ownership of Common Stock," pages 5 and 6.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Definitive Proxy Statement to Stockholders for the 1998 Annual Meeting under "Election of Directors" page 3.

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    (1),(2)  FINANCIAL STATEMENTS

           Consolidated Statements of Income -- Years Ended December 31, 1997, 1996, and 1995

           Consolidated Balance Sheets at December 31, 1997, 1996 and 1995

           Consolidated Statements of Changes in Stockholders' Equity -- Years Ended December 31, 1997, 1996 and 1995

           Consolidated Statements of Cash Flows -- Years Ended December 31, 1997, 1996 and 1995

           Notes to Consolidated Financial Statements as of December 31, 1997, 1996 and 1995

           Report of Independent Auditors

       (3) Exhibits Required to be Filed by Item 601 of Regulation S-K

                                 EXHIBIT INDEX

       2.1 Agreement and Plan of Reorganization by and between Talbot Bancshares, Inc. and The Talbot Bank of Easton, Maryland is incorporated by reference from the Company's Form 8-K, filed with the Commission on August 25, 1997 (File No. 000-22929)

       3.1 Articles of Incorporation of the Company is incorporated by reference from the Company's form 8-A, filed with the Commission on August 1, 1997 (File No. 000-22929)

       3.2 Bylaws of the Company is incorporated by reference from the Company's Form 8-A, filed with the Commission on August 1, 1997 (File No. 000-22929)

       13  1997 Annual Report to Stockholders filed herewith.

       21 List of Subsidiaries is incorporated by reference from the Company's Form 8-K, filed with the Commission on August 25, 1997 (File No. 000-22929)

       23  Consent of Independent Auditors filed herewith.

       27  Financial Data Schedule is filed electronically herewith via EDGAR

(b)    Reports on Form 8-K

       None

(c)    Exhibits required by Item 601 of Regulation S-K

       See the Exhibits described in Item 14(a)(3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1998.

                               Talbot Bancshares, Inc.

Date:    March 25, 1998        By:  /S/  W. Moorhead Vermilye
                                    _________________________
                                    W. Moorhead Vermilye

Date:    March 25, 1998        By: /S/  Susan E. Leaverton
                                    _________________________
                                    Susan E. Leaverton, Secretary/Treasurer
                                    (Principal Accounting and Financial Officer)

         DIRECTORS

         /S/ Herbert L. Andrew, III
         _______________________________
         Herbert L. Andrew, III


         /S/ Jerome M. McConnell
         _______________________________
         Jerome M. McConnell


         _______________________________
         Blenda W. Armistead


         /S/ Shari L. McCord
         _______________________________
         Shari L. McCord


         /S/ Lloyd L. Beatty, Jr.
         _______________________________
         Lloyd L. Beatty, Jr.


         _______________________________
         William H. Myers


         /S/ Donald D. Casson
         _______________________________
         Donald D. Casson


         /S/ David L. Pyles
         _______________________________
         David L. Pyles


         /S/ Gary L. Fairbank
         _______________________________
         Gary L. Fairbank


         /S/ Christopher F. Spurry
         _______________________________
         Christopher F. Spurry


         /S/ Ronald N. Fox
         _______________________________
         Ronald N. Fox


         _______________________________
         Richard C. Granville


         /S/ W. Moorhead Vermilye
         _______________________________
         W. Moorhead Vermilye