Form 10-Q
period 1998-03-31
TALBOT BANCSHARES INC
filed 1998-05-15
CIK 1043056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                        -------------------------------

                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

                                       OR

    (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                                    0-22929

                            TALBOT BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                          Maryland                              52-2033630
              (State or Other Jurisdiction of                 (I.R.S. Employer
              Incorporation or Organization)                 Identification No.)

               18 East Dover Street, Easton, Maryland               21601
              (Address of Principal Executive Offices)            (Zip Code)

                                 (410) 822-1400
               Registrant's Telephone Number, Including Area Code

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

                    As of April 30, 1998, registrant had outstanding 1,190,110 shares of common stock.

                                     INDEX

   Part I.

   Item 1.  Financial Statements                                            Page

     Condensed Consolidated Balance Sheets -
         March 31, 1998 and 1997 (unaudited) and December 31, 1997             3

     Condensed Consolidated Statements of Income -
         Three months ended March 31, 1998 and 1997 (unaudited)                4

     Condensed Consolidated Statements of changes in Stockholders' Equity -
         For the three month period ended March 31, 1998 (unaudited)           5

     Condensed Consolidated Statements of Cash Flows -
         Three months ended March 31, 1998 and 1997 (unaudited)                6

     Notes to Condensed Consolidated Financial Statements (unaudited)        7-8

   Item 2.  Managements Discussion and Analysis of Financial Condition
            and Results of Operations                                          9

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk        12

   Part II.

   Item 6.  Exhibits and Reports on Form 8-K                                  12

Part I

Item 1.  Financial Statements

                            TALBOT BANCSHARES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, except per share amounts)

                                                                       March 31,        March 31,       December 31,
ASSETS:                                                                   1998             1997             1997
-------                                                              ---------------  ---------------   ------------
                                                                       (unaudited)      (unaudited)
Cash and due from banks                                                 $  7,590         $  6,454         $  8,108
Federal funds sold                                                        12,265           13,527            8,057
Investment in debt securities:
   Held-to-maturity, at amortized cost (fair value of $21,296,
   $29,144, $24,257, respectively)                                        21,190           29,207           24,149
   Available for sale, at fair value                                      37,296           27,698           37,330
Loans, less allowance for credit losses ($2,513, $2,646,
   $2,538, respectively)                                                 185,580          167,952          182,755
Bank premise and equipment                                                 3,120            3,158            3,144
Other real estate owned                                                      303              124              114
Accrued interest receivable on loans and investment securities             1,962            1,916            1,949
Investments in unconsolidated subsidiary                                     160              176              174
Deferred income tax benefits                                                 406              803              455
Other assets                                                                 842              731              794
                                                                        --------         --------         --------

   TOTAL ASSETS                                                         $270,714         $251,746         $267,029
                                                                        ========         ========         ========

LIABILITIES:

Deposits:
   Non-interest bearing demand                                          $ 22,106         $ 20,460         $ 23,696
   NOW and Super NOW                                                      45,492           40,754           51,159
   Certificates of deposit $100,000 or more                               31,855           24,568           25,763
   Other time and savings                                                126,279          125,332          124,296
                                                                        --------         --------         --------
       Total Deposits                                                    225,732          211,114          224,914

Securities sold under agreements to repurchase                            12,244           11,111           10,264
Other liabilities                                                          1,011            1,029              880
                                                                        --------         --------         --------

   TOTAL LIABILITIES                                                     238,987          223,254          236,058
                                                                        --------         --------         --------

STOCKHOLDERS' EQUITY:
Common Stock, Par Value $.01; authorized 25,000,000 shares; issued and outstanding:
     March 31, 1998          1,190,110
     March 31, 1997          1,187,548
     December 31, 1997       1,189,610                                        12               12               12
Surplus                                                                   12,572           12,467           12,548
Retained earnings                                                         18,933           16,262           18,280
Accumulated other comprehensive income                                       210             (249)             131
                                                                        --------         --------         --------

   TOTAL STOCKHOLDERS' EQUITY                                             31,727           28,492           30,971
                                                                        --------         --------         --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $270,714         $251,746         $267,029
                                                                        ========         ========         ========

See accompanying notes to Condensed Consolidated Financial Statements.

                            TALBOT BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                      Three Months Ended March 31,
                                                                          1998           1997
                                                                      ------------   ------------
INTEREST INCOME
   Loans, including fees                                                 $4,043         $3,844
   Interest and dividends on investment securities
     Taxable                                                                807            781
     Tax-exempt                                                              65             78
   Federal funds sold                                                        87             97
                                                                         ------         ------

       Total interest income                                              5,002          4,800
                                                                         ------         ------

INTEREST EXPENSE
     Certificates of deposit, $100,000 or more                              380            355
     Other deposits                                                       1,692          1,603
     Other interest                                                         110            102
                                                                         ------         ------

       Total interest expense                                             2,182          2,060
                                                                         ------         ------

NET INTEREST INCOME                                                       2,820          2,740

PROVISION FOR CREDIT LOSSES                                                  60            105
                                                                         ------         ------

NET INTEREST INCOME AFTER PROVISION FOR
   CREDIT LOSSES                                                          2,760          2,635
                                                                         ------         ------

NONINTEREST INCOME
   Service charges on deposit accounts                                      135            131
   Other noninterest income                                                  20             25
                                                                         ------         ------

       Total noninterest income                                             155            156
                                                                         ------         ------

NONINTEREST EXPENSES
   Salaries and employee benefits                                           908            879
   Expenses of premises and fixed assets                                    182            178
   Other noninterest expense                                                482            460
                                                                         ------         ------

       Total noninterest expense                                          1,572          1,517
                                                                         ------         ------

INCOME BEFORE TAXES ON INCOME                                             1,343          1,274

Federal and State income taxes                                              452            450
                                                                         ------         ------

NET INCOME                                                               $  891         $  824
                                                                         ======         ======

   Diluted earnings per common share                                     $  .74         $  .69

See accompanying notes to Condensed Consolidated Financial Statements.

                            TALBOT BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                             (Dollars in thousands)

                                                                                                      Accumulated
                                                                                                         other
                                                      Common                         Retained         Comprehensive
                                                      Stock          Surplus         Earnings            Income            Total
                                                      ------         -------         --------         -------------       -------
Balances, December 31, 1996                            $12           $12,435          $15,616                ($143)       $27,920

Net Income                                               -                 -              824                    -            824

Cash Dividends Paid $0.15 per share                      -                 -             (178)                   -           (178)

Comprehensive income, net of tax:
   Net unrealized holding gain on
     debt securities, available-for-sale                 -                 -                -                 (106)          (106)
                                                                                                                          -------

     Other comprehensive income                          -                 -                -                    -           (106)
                                                                                                                          -------

Shares issued                                            -                32                -                    -             32
                                                      ------         -------          -------            ---------        --------

   Balances, March 31, 1997                              $12         $12,467          $16,262                ($249)       $ 28,492
                                                      ======         =======          =======            =========        ========

Balances, December 31, 1997                              $12         $12,548          $18,280                 $131         $30,971

Net Income                                                 -               -              891                    -             891

Cash Dividends Paid $0.20 per share                        -               -             (238)                   -            (238)

Comprehensive income, net of tax:
   Net unrealized holding gain on
     debt securities, available-for-sale                   -               -                -                   79              79
                                                                                                                          --------

     Other comprehensive income                            -               -                -                    -              79
                                                                                                                          --------

Shares issued                                              -                                -                    -              24
                                                      ------         -------          -------            ---------        --------


   Balances, March 31, 1998                              $12         $12,548          $18,933                 $210         $31,727
                                                      ======         =======          =======            =========        ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                            TALBOT BANCSHARES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                                                       For the Three Months Ended March 31,
                                                                                            1998                 1997
                                                                                          --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                              $   891              $   824
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                             115                  107
     Discount accretion on debt securities                                                     (20)                 (26)
     Discount accretion on matured debt securities                                              22                    3
     Gain on sale of bank equipment                                                              -                   (3)
     Provision for credit losses, net                                                           60                  105
     Loss on other real estate owned                                                             -                   11
     Net changes in:
       Accrued interest receivable                                                             (13)                 (88)
       Other assets                                                                            (34)                 (83)
       Accrued interest payable on deposits                                                      6                  (12)
       Accrued expenses                                                                        127                  246
       Other liabilities                                                                        (2)                 (99)
                                                                                           -------              -------

       Net cash provided by operating activities                                             1,152                  985
                                                                                           -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale                                          -                1,003
   Proceeds from maturities and principal payments of securities
     available for sale                                                                      1,093                3,273
   Purchase of securities available for sale                                                (1,009)                   -
   Proceeds from maturities and principal payments of securities
     held to maturity                                                                        2,996                1,442
   Net (increase) decrease in loans                                                         (3,074)               1,595
   Purchase of loans                                                                             -                 (700)
   Proceeds from sale of loans                                                                   -                   20
   Purchase of bank premises and equipment                                                     (52)                 (57)
   Proceeds from sale of equipment                                                               -                   20
   Proceeds from sale of other real estate owned                                                 -                  104
                                                                                           -------              -------
       Net cash provided (used) in investing activities                                        (46)               6,700
                                                                                           -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) in demand, NOW, money market and
     savings deposits                                                                       (6,561)              (1,795)
   Net increase (decrease) in certificates of deposit                                        7,379               (2,193)
   Net increase in securities sold under agreement to repurchase                             1,980                1,843
   Proceeds from issuance of common stock                                                       24                   32
   Dividends paid                                                                             (238)                (178)
                                                                                           -------              -------

       Net cash provided (used) by financing activities                                      2,584               (2,291)
                                                                                           -------              -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    3,690                5,394
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            16,165               14,587
                                                                                           -------              -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $19,855              $19,981
                                                                                           =======              =======

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

     In the opinion of the management of the Company the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position at March 31, 1998, the results of operations for the three month period ended March 31, 1998 and 1997, and cash flows for the three month period ended March 31, 1998 and 1997. The results of operations for the three month ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2) In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, which became effective for the Company for reporting periods ending after December 15, 1997. Under the provisions of SFAS No. 128, primary and fully-diluted earnings per share were replaced with basic diluted earnings per share in an effort to simplify the computation of these measures and align them more closely with the methodology used internationally. Basic earnings per share is arrived at by dividing net income availaible to common stockholders by the weighted-average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is arrived at by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and warrants. For purposes of comparability, the prior-period earnings per share data has been restated.

                                                     March 31,       March 31,
                                                       1998             1997
                                                     ---------       ---------
     Basic:
       Net income (applicable to common stock)      $  891,000      $  824,000
       Average common shares outstanding             1,189,616       1,186,257
       Basic net income per share                        $0.75           $0.69

     Diluted:
       Net income (applicable to common stock)         891,000         824,000
       Average common shares outstanding             1,189,616       1,186,257
       Dilutive effect of stock options                 19,715           5,650
                                                    ----------      ----------
     Average common shares outstanding diluted       1,209,331       1,191,907
     Diluted net income per share                        $0.74           $0.69

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

Information with respect to impaired loans and the related valuation allowance is shown below:

                                                                               March 31,           March 31,         December 31,
(Dollars in thousands)                                                           1998                1997               1997
---------------------------------------------------------------------------------------------------------------------------------
Impaired loans with valuation allowance                                         $  119              $  333              $  587
Impaired loans with no valuation allowance                                       1,079                 721                 695
                                                                                ------              ------              ------
     Total impaired loans                                                       $1,198              $1,054              $1,282
                                                                                ======              ======              ======

Allowance for credit losses applicable to impaired loans                        $   55              $   82              $  122
Allowance for credit losses applicable to other than impaired loans              2,458               2,564               2,416
                                                                                ------              ------              ------
     Total allowance for credit losses                                          $2,513              $2,646              $2,538
                                                                                ======              ======              ======

     Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable future credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

4) In the normal course of business, to meet the financial needs of its customers, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At March 31, 1998 total commitments to extend credit were approximately $42,113,000. Outstanding letters of credit were approximately $5,743,000 at March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

     Net income for the first qurarter of 1998 was $891,000 an increase of 8% over the $824,000 for the first quarter of 1997. On a per share basis earnings were $ .74 compared to $ .69 for the same period last year.

NET INTEREST INCOME

     Net interest income for the three months ended March 31, 1998 was higher than the same period last year due to an increase in the average earning assets. The net interest margin decreased 19 basis points to 4.52% compared to 4.71% one year ago. Growth in average earning assets was concentrated in loans with an average yield of 8.85%. Loans comprised 73.5% and 71.4% of total average earning assets at March 31, 1998 and 1997, respectively.

NON-INTEREST INCOME

     Total non-interest income remained about the same for the first quarter of 1998 when compared to the same period in 1997, however, the components of non-interest income changed. Service charges on deposit accounts increased 3% or $4,000 due to changes in the Company's policies relating to the assessment of service charges. This increase was offset by an increase in losses from an unconsolidated subsidiary of $6,000.

NON-INTEREST EXPENSE

     Total non-interest expense, excluding the provision for loan losses, increased 3.6% for the quarter ended March 31, 1998 from the comparable period in 1997. This increase is due to the growth of the bank and expanded services being provided.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. At March 31, 1998 the Company's liquidity ratio was approximately 24%. There are no known trends or demands, commitments, events or uncertainties that management is aware of which will materially affect the Bank's ability to maintain liquidity at satisfactory levels.

     Total Stockholders' equity was $31.7 million at March 31, 1998, 11.2% higher than one year ago.

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

     A comparison of the Bank's capital as of March 31, 1998, with the minimum requirements is presented below.

                                                      Minimum
                                       Actual       Requirements
                                       ------       ------------
         Tier 1 Risk-based Capital     17.22%           4.00%
         Total Risk-based Capital      18.48%           8.00%
         Leverage Ratio                11.87%           4.00%

PROVISIONS FOR CREDIT LOSSES

     The Company is required to maintain an adequate allowance for credit losses, therefore, the Board of Directors and management perform regular reviews to assure its' adequacy. Significant credit exposures, non-accrual and impaired loans and other real estate owned are examined to assure the adequacy of the allowance.

     The following table presents a summary of the activity in the Allowance for Loan Losses.

                                                   Three Months Ended March 31,
(Dollars in thousands)                                1998              1997
-------------------------------------------------------------------------------

Allowance balance - beginning of year               $  2,538          $  2,728

Charge-offs:
   Commercial and other                                   12               148
   Real estate                                            89                42
   Consumer                                               11                 7
                                                    --------          --------
     Totals                                              112               197
                                                    --------          --------
Recoveries:
   Commercial                                              4                 2
   Real Estate                                            18                 1
   Consumer                                                5                 7
                                                    --------          --------
     Totals                                               27                10
                                                    --------          --------
Net Charge-offs:
Provision for loan losses                                 60               105
                                                    --------          --------
Allowance balance-ending                            $  2,513          $  2,646
                                                    ========          ========

Average Loans outstanding during period             $185,491          $171,092
                                                    ========          ========
Net charge-offs (annualized) as a percentage of
   average loans outstanding during period               .18%              .44%
                                                    ========          ========

Allowance for loan losses at period end as a
   percentage of average loans                          1.35%             1.55%
                                                    ========          ========

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and yields earned and rates paid through the first three months of the year.

                                                                         1998                                    1997
                                                                         ----                                    ----
                                                           Average       Income*    Yield*           Average    Income*    Yield*
(Dollars in thousands)                                     Balance       Expense     Rate            Balance    Expense     Rate
------------------------------------------------------------------------------------------------------------------------------------
Earning Assets
   Investment Securities                                  $ 60,399        $  903     5.98%          $ 61,201     $  899     5.96%
   Loans                                                   185,491         4,049     8.85            171,092      3,848     9.12
   Federal Funds Sold                                        6,643            87     5.24              7,347         97     5.36
                                                          --------        ------     ----           --------     ------     ----
   Total earning assets                                    252,533         5,039     7.98%           239,640      4,844     8.19%
                                                                          ------     ----           -------       -----     ----

Non-interest earning assets                                 11,720                                    10,114
                                                          --------                                  --------
   Total Assets                                           $264,253                                  $249,754
                                                          ========                                  ========

Interest bearing liabilities
   Interest bearing deposits                              $199,829        $2,072     4.15%          $191,531     $1,958     4.15%
   Borrowings                                               10,851           110     4.09              9,594        102     4.31
                                                          --------        ------     ----           --------     ------     ----
   Total interest bearing liabilities                      210,680         2,182     4.15            201,125      2,060     4.15
                                                                          ------     ----                        ------     ----

Non-interest bearing liabilities                            22,200                                    20,421
Stockholders' equity                                        31,373                                    28,208
                                                          --------                                  --------
Total liabilities and stockholders' equity                $264,253                                  $249,754
                                                          ========                                  ========

Net interest spread                                                       $2,857     3.83%                       $2,784     4.04%
Net interest margin                                                                  4.52%                                  4.71%

* Presented on a tax equivalent basis using a statutory federal corporate income tax rate of 34%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company utilizes a simulation model to quantify the effect a hypothetical plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of December 31, 1997 the model produced the following sensitivity profile for net interest income and the fair value capital:

                                                       Immediate Change in Rates
                                        ------------------------------------------------------------
                                        +200 Basis Points    -200 Basis Points        Policy Limit
----------------------------------------------------------------------------------------------------
% Change in Net Interest Income                9.95%             (11.76%)                +/- 25%
% Change in Fair Value of Capital              1.46%              (5.03%)                +/- 15%

Based on the composition of the Balance Sheet and the current interest rate environment the results of this simulation would not be materially different at March 31, 1998.

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

                                      TALBOT BANCSHARES, INC.

Date:  May 14, 1998                   By: /s/ W. Moorhead Vermilye
                                          ________________________
                                          President

Date:  May 14, 1998                   By: /s/ Susan E. Leaverton
                                          ________________________
                                          Susan E. Leaverton, CPA
                                          Treasurer/Principal Accounting Officer