Form 10-Q
period 1998-06-30
TALBOT BANCSHARES INC
filed 1998-08-14
CIK 1043056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                        -------------------------------

                                   FORM 10-Q



          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                                       OR

    (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                       Commission File Number    0-22929

                            TALBOT BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

               Maryland                                        52-2033630
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

18 East Dover Street, Easton, Maryland                             21601
(Address of Principal Executive Offices)                        (Zip Code)

                                 (410) 822-1400
               Registrant's Telephone Number, Including Area Code


     Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes X . No   .
                                            ___    ___


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                As of July 31, 1998, registrant had outstanding
                       1,191,202 shares of common stock.

                                     INDEX


Part I.

Item 1.       Financial Statements                                                   Page

       Condensed Consolidated Balance Sheets -
              June 30, 1998 and 1997 (unaudited) and December 31, 1997                  3

       Condensed Consolidated Statements of Income -
              Three and six months ended June 30, 1998 and 1997 (unaudited)             4

       Condensed Consolidated Statements of changes in Stockholders' Equity -
              For the six Month Period ended June 30, 1998 (unaudited)                  5

       Condensed Consolidated Statements of Cash Flows -
              Six months ended June 30, 1998 and 1997 (unaudited)                       6

       Notes to Condensed Consolidated Financial Statements (unaudited)               7-8

Item 2.       Managements Discussion and Analysis of Financial Condition
       and results of Operations                                                     9-11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                    12

Part II.

Item 6.       Exhibits and Reports on Form 8-K                                         12

Part I

Item 1.        Financial Statements

                            TALBOT BANCSHARES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, except per share amounts)

                                                                               June 30,            June 30,           December 31,
ASSETS:                                                                         1998                 1997                 1997
-------                                                                    ---------------      ---------------     --------------
                                                                             (unaudited)          (unaudited)
Cash and due from banks                                                        $7,021          $     5,139            $    8,108
Federal funds sold                                                             15,153                6,107                 8,057
Investment in debt securities:
    Held-to-maturity, at amortized cost (fair value of $16,727,
    $29,760, $24,257, respectively)                                            16,668               29,678                24,149
    Available for sale, at fair value                                          39,134               29,627                37,330
Loans, less allowance for credit losses ($2,524, $2,583,
    $2,538, respectively)                                                     186,157              172,243               182,755
Bank premise and equipment                                                      3,078                3,103                 3,144
Other real estate owned                                                           318                  124                   114
Accrued interest receivable on loans and investment securities                  1,838                2,054                 1,949
Investments in unconsolidated subsidiary                                          159                  167                   174
Deferred income tax benefits                                                      409                  705                   455
Other assets                                                                      909                  689                   794
                                                                             --------             --------              --------

    TOTAL ASSETS                                                             $270,844             $249,636              $267,029
                                                                             ========             ========              ========

LIABILITIES:

Deposits:
    Non-interest bearing demand                                              $ 21,768             $ 21,936              $ 23,696
    NOW and Super NOW                                                          50,769               43,429                51,159
    Certificates of deposit $100,000 or more                                   25,054               18,336                25,763
    Other time and savings                                                    125,363              123,426               124,296
                                                                             --------             --------              --------
           Total Deposits                                                     222,954              207,127               224,914

Securities sold under agreements to repurchase                                 14,676               12,347                10,264
Other liabilities                                                                 689                  798                   880
                                                                             --------             --------              --------

    TOTAL LIABILITIES                                                         238,319              220,272               236,058
                                                                             --------             --------              --------

STOCKHOLDERS' EQUITY:
Common Stock, Par Value $.01; authorized 25,000,000 shares; issued and outstanding:
        June 30, 1998                          1,191,202
        June 30, 1997                          1,188,264
        December 31, 1997                      1,189,610                           12                   12                    12
Surplus                                                                        12,611               12,491                12,548
Retained earnings                                                              19,697               16,954                18,280
Accumulated other comprehensive income                                            205                 (93)                   131
                                                                             --------             --------              --------

    TOTAL STOCKHOLDERS' EQUITY                                                 32,525               29,364                30,971
                                                                             --------             --------              --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                     $270,844             $249,636              $267,029
                                                                             ========             ========              ========

See accompanying notes to Condensed Consolidated Financial Statements.

                            TALBOT BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                              Three Months Ended June 30,              Six Months Ended June 30,
                                                             1998                  1997                 1998              1997
                                                        -------------        ----------------      --------------    -------------
INTEREST INCOME
    Loans, including fees                                   $ 4,159                 $ 3,820             $ 8,202           $ 7,664
    Interest and dividends on investment securities
        Taxable                                                 787                     767               1,594             1,548
        Tax-exempt                                               60                      76                 125               154
    Federal funds sold                                          105                     113                 192               210
                                                           --------                --------            --------          --------

           Total interest income                              5,111                   4,776              10,113             9,576
                                                            -------                 -------             -------           -------

INTEREST EXPENSE
        Certificates of deposit, $100,000 or more               362                     311                 742               666
        Other deposits                                        1,712                   1,648               3,404             3,251
        Other interest                                          151                     117                 262               219
                                                            -------                 -------             -------           -------

           Total interest expense                             2,225                   2,076               4,408             4,136
                                                            -------                  ------             -------            ------

NET INTEREST INCOME                                           2,886                   2,700               5,705             5,440

PROVISION FOR CREDIT LOSSES                                      60                      45                 120               150
                                                           --------                 -------             -------           -------

NET INTEREST INCOME AFTER PROVISION FOR
    CREDIT LOSSES                                             2,826                   2,655               5,585             5,290
                                                            -------                 -------             -------           -------

NONINTEREST INCOME
    Service charges on deposit accounts                         154                     143                 289               274
    Loss on sale of securities                                    9                       0                   9                 0
    Other noninterest income                                     44                      21                  64                46
                                                            -------                 -------              ------            ------

           Total noninterest income                             207                     164                 362               320
                                                             ------                   -----               -----             -----

NONINTEREST EXPENSES
    Salaries and employee benefits                              866                     827               1,774             1,706
    Expenses of premises and fixed assets                       168                     165                 350               343
    Other noninterest expense                                   465                     477                 945               937
                                                            -------                 -------             -------           -------

           Total noninterest expense                          1,499                   1,469               3,069             2,986
                                                             ------                  ------              ------            ------

INCOME BEFORE TAXES ON INCOME                                 1,534                   1,350               2,878             2,624

Federal and State income taxes                                  533                     480                 986               930
                                                            -------                 -------             -------           -------

NET INCOME                                                   $1,001                  $  870              $1,892            $1,694
                                                             ======                  ======              ======            ======

    Diluted earnings per common share                       $   .82                 $   .73              $ 1.56            $ 1.42



See accompanying notes to Condensed Consolidated Financial Statements.

                            TALBOT BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                             (Dollars in thousands)


                                                                                                    Accumulated
                                                                                                       other
                                                     Common                        Retained        Comprehensive
                                                     Stock         Surplus         Earnings           Income             Total
                                                     -----         -------         --------        -------------        -------
Balances, December 31, 1996                     $        12        $12,435         $15,616             ($143)           $27,920

Net Income                                                -              -           1,694                  -             1,694

Cash Dividends Paid $0.30 per share                       -              -           (356)                  -             (356)

Comprehensive income, net of tax:
    Net unrealized holding gain on
        debt securities, available-for-sale               -              -               -                 50                50
                                                                                                                        -------

        Other comprehensive income                                                                                           50
                                                                                                                        -------

Shares issued                                             -             56               -                  -                56
                                                -----------        -------         -------      -------------           -------

    Balances, June 30, 1997                     $        12        $12,491         $16,954              ($93)           $29,364
                                                ===========        =======         =======      =============           =======



Balances, December 31, 1997                     $        12        $12,548         $18,280               $131           $30,971

Net Income                                                -              -           1,892                  -             1,892

Cash Dividends Paid $0.40 per share                       -              -           (475)                  -             (475)

Comprehensive income, net of tax:
    Net unrealized holding gain(loss) on
        debt securities, available-for-sale               -              -               -                 74                74
                                                                                                                        -------

        Other comprehensive income                                                                                           74
                                                                                                                        -------

Shares issued                                             -             63               -                  -                63
                                                -----------        -------         -------      -------------           -------

    Balances, June 30, 1998                     $        12        $12,611         $19,697               $205           $32,525
                                                ===========        =======         =======      =============           =======



See accompanying Notes to Condensed Consolidated Financial Statements.

                            TALBOT BANCSHARES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                                               For the Six Months Ended June 30,
                                                                                  1998                   1997
                                                                               ----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                 $   1,892              $   1,694
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                235                    217
        Discount accretion on debt securities                                       (35)                   (52)
        Discount accretion on matured debt securities                                 91                      3
        Gain on sale of securities                                                   (9)                      -
        Gain on sale of bank equipment                                                 -                    (3)
        Provision for credit losses                                                  120                    150
        Net changes in:
           Accrued interest receivable                                               111                  (226)
           Other assets                                                            (100)                   (32)
           Accrued interest payable on deposits                                     (12)                   (37)
           Other liabilities                                                       (179)                   (59)
                                                                          --------------          -------------

           Net cash provided by operating activities                               2,114                  1,655
                                                                          --------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of securities available for sale                           5,062                  1,003
    Proceeds from maturities and principal payments of securities
        available for sale                                                         1,181                  4,522
    Purchase of securities available for sale                                    (8,107)                (2,978)
    Proceeds from maturities and principal payments of securities
        held to maturity                                                           8,532                  2,351
    Purchase of securities held to maturity                                      (1,000)                (1,341)
    Net increase in loans                                                        (3,522)                (3,533)
    Purchase of loans                                                                  -                  (700)
    Proceeds from sale of loans                                                        -                    812
    Purchase of bank premises and equipment                                         (87)                   (71)
    Proceeds from sale of equipment                                                    -                     20
    Proceeds from sale of other real estate owned                                      -                    115
    Purchase other real estate owned                                               (204)                      -
                                                                          --------------          -------------
           Net cash provided by investing activities                               1,855                    200
                                                                          --------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in demand, NOW, money market and
        savings deposits                                                         (3,343)                  (756)
    Net increase(decrease) in certificates of deposit                              1,383                (7,219)
    Net increase in securities sold under agreement to repurchase                  4,412                  3,079
    Proceeds from issuance of common stock                                            63                     56
    Dividends paid                                                                 (475)                  (356)
                                                                          --------------          -------------

           Net cash provided (used) by financing activities                        2,040                (5,196)
                                                                          --------------          -------------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                6,009                (3,341)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  16,165                 14,587
                                                                          --------------          -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $       22,174          $      11,246
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

        In the opinion of the management of the Company the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position at June 30, 1998, the results of operations for the three and six month periods ended June 30, 1998 and 1997, and cash flows for the six month period ended June 30, 1998 and 1997. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2) In February 1997, the Financial Accounting Standards Board issued SFAS No 128, Earnings Per Share, which became effective for the Company for reporting periods ending after December 31, 1998. Under the provisions of SFAS No. 128, primary and fully-diluted earnings per share were replaced with basic diluted earnings per share in an effort to simplify the computation of these measures and align them more closely with the methodology used internationally. Basic earnings per share is arrived at by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation method is arrived at by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options and warrants. For purposes of comparability, the prior-period earnings per share data has been restated.


                                                                June 30,               June 30,
                                                                  1998                   1997
                                                               --------               --------
        Basic:
           Net income (applicable to common stock)              1,892,000              1,694,000
           Average common shares outstanding                    1,189,987              1,187,068
           Basic net income per share                             1.59                   1.43

        Diluted:
           Net income (applicable to common stock)                1,892,000              1,694,000
           Average common shares outstanding                      1,189,987              1,187,068
           Dilutive effect of stock options                          20,286                  7,578
                                                                 ----------            -----------
           Average common shares outstanding diluted              1,210,273              1,194,646
           Diluted net income per share                           1.56                   1.42


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

Information with respect to impaired loans and the related valuation allowance is shown below:

                                                                             June 30,          June 30,           December 31,
(Dollars in thousands)                                                        1998              1997                  1997
------------------------------------------------------------------------------------------------------------------------------
Impaired loans with valuation allowance                                      $    90           $   476              $   587
Impaired loans with no valuation allowance                                       817               603                  695
                                                                             -------           -------              -------
        Total impaired loans                                                 $   907           $ 1,079              $ 1,282
                                                                             =======           =======              =======

Allowance for credit losses applicable to impaired loans                     $    40           $   118              $   122
Allowance for credit losses applicable to other than impaired loans            2,484             2,465                2,416
                                                                              ------           -------              -------
        Total allowance for credit losses                                    $ 2,524           $ 2,583              $ 2,538
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

4) In the normal course of business, to meet the financial needs of its customers, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At June 30, 1998 total commitments to extend credit were approximately $41,785,000. Outstanding letters of credit were approximately $4,872,000 at June 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

        Net income for the second quarter of 1998 was $1,001,000 an increase of 15% over the $870,000 for the second quarter of 1997. On a per share basis earnings were $0.82 compared to $0.73 for the same period last year.

        Net income for the six months ended June 30, 1998 was $1,892,000 compared to $1,694,000 for the same period in 1997. This represents an 11.7% increase. Net income per share was $1.56 and $1.42 for the six months ended June 30, 1998 and 1997, respectively.

NET INTEREST INCOME

        Net interest income for the six months ended June 30, 1998 was 4.9% higher than the same period last year due to an increase in average loans. The net interest margin decreased 6 basis points to 4.59% compared to 4.65% one year ago. Loans comprised 73.7% and 71.5% of total average earning assets at June 30, 1998 and 1997, respectively.

NON-INTEREST INCOME

        Total non-interest income increased 26% and 13% for the quarter and six months ended June 30, 1998 compared to the same periods in 1997. These increases are a result of increases in service charges assessed on deposit accounts, gains on sales investment securities and fees earned on the sale of non-deposit investment products. Service charges on deposit accounts increased 7.7% and 5.5%, respectively for the quarter and six months ended June 30, 1998 when compared to the same periods in 1997.

NON-INTEREST EXPENSE

        Total non-interest expense, excluding the provision for credit losses increased $30,000 or 2% for the quarter ended June 30, 1998. For the six months ended June 30, 1998 non-interest expense increased $83,000 or 2.8%. These increases are the result of general increase in salaries and benefits, and other expenses, associated with the growth of the Bank and expanded services being provided.

ANALYSIS OF FINANCIAL CONDITION

        Loan growth and a decline in customer deposits during the six month ended June 30, 1998 were funded through sales and maturities of investment securities, as well as an increase in securities sold under agreements to repurchase. Investment securities decreased $5,677,000 or 9.2% totalling $55,802,000 at June 30, 1998 from $61,479,000 at December
        31, 1997. Total loans increased 1.8% to $188,681,000 at June 30, 1998 from $185,293,000 at December 31, 1997. Total deposits decreased $1,960,000 to $222,954,000 from $224,914,000 at December 31, 1997.
        Securities sold under agreements to repurchase increased $4,412,000 to $14,676,000 at June 30, 1998 from $10,264,000 at December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

        The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. At June 30, 1998 the Company's liquidity ratio was approximately 23%. There are no known trends or demands, commitments, events or uncertainties that management is aware of which will materially affect the Company's ability to maintain liquidity at satisfactory levels.

        Total Stockholders' equity was $32.5 million at June 30, 1998, 10.8% higher than one year ago.

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

        A comparison of the Company's capital as of June 30, 1998, with the minimum requirements is presented below.

                                                           Minimum
                                        Actual           Requirements
                                        ------           ------------

  Tier 1 Risk-based Capital             17.80%               4.00%
  Total Risk-based Capital              19.06%               8.00%
  Leverage Ratio                        12.14%               3.00%


PROVISIONS FOR CREDIT LOSSES

        The Company is required to maintain an adequate allowance for credit losses, therefore, the Board of Directors and management perform regular reviews to assure its' adequacy. Significant credit exposures, non-accrual and impaired loans and other real estate owned are examined to assure the adequacy of the allowance.

        The following table presents a summary of the activity in the Allowance for Loan Losses.

                                                     Three Months Ended June 30,                 Six Months Ended June 30,
(Dollars in thousands)                                 1998              1997                     1998            1997
-----------------------------------------------------------------------------------------------------------------------------
Allowance balance - beginning                        $  2,513          $  2,646                 $  2,538          $ 2,728

Charge-offs:
    Commercial and other                                   43                50                       55              199
    Real estate                                            38                18                      127               60
    Consumer                                                5                48                       16               54
                                                    ---------         ---------                ---------        ---------
        Totals                                             86               116                      198              313
                                                    ---------         ---------                ---------        ---------
Recoveries:
    Commercial                                             22                 2                       26                4
    Real Estate                                             1                 1                       19                2
    Consumer                                               14                 5                       19               12
                                                    ---------         ---------                ---------        ---------
        Totals                                             37                 8                       64               18
                                                    ---------         ---------                ---------        ---------

Net Charge-offs:                                           49               108                      134              295
Provision for loan losses                                  60                45                      120              150
                                                    ---------         ---------                ---------        ---------
Allowance balance-ending                            $   2,524         $   2,583                $   2,524        $   2,583
                                                    =========         =========                =========        =========

Average Loans outstanding during period              $188,553          $172,444                 $187,323         $171,507
                                                    =========         =========                =========        =========
Net charge-offs (annualized) as a percentage of
    average loans outstanding during period              .10%              .25%                     .14%             .34%
                                                    =========         =========                =========        =========

Allowance for loan losses at period end as a
    percentage of average loans                         1.34%             1.50%                    1.35%            1.51%
                                                    =========         =========                =========         ========

ANALYSIS OF INTEREST RATES AND INTEREST DIFFERENTIALS.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and yields earned and rates paid through the first six months of the year.

                                                                   1998                                       1997
                                                                   ----                                       ----
                                                    Average       Income*      Yield*           Average      Income*      Yield*
(dollars in thousands)                              Balance       Expense       Rate            Balance      Expense       Rate
---------------------------------------------------------------------------------------------------------------------------------
Earning Assets
    Investment Securities                          $ 59,972       $  1,786      6.01%           $ 60,491     $ 1,777      5.92%
    Loans                                           187,323          8,215      8.84             171,438       7,677      9.03
    Federal Funds Sold                                6,947            192      5.49               7,774         210      5.37
                                                   --------       --------      ----           ---------     -------      ----
    Total earning assets                           $254,242        $10,193      8.08%           $239,703      $9,664      8.13%
                                                                   -------                                    ------

Non-interest earning Assets                        $ 10,872                                    $   9,510
                                                   --------                                    ---------
    Total Assets                                   $265,114                                     $249,213
                                                   ========                                     ========

Interest bearing liabilities
    Interest bearing deposits                      $198,778       $  4,145      4.21%           $190,178     $ 3,917      4.15%
    Borrowings                                       12,659            264      4.15              10,254         219      4.26
                                                   --------       --------      ----            --------      ------      ----
    Total interest bearing liabilities             $211,437       $  4,409      4.21%           $200,432     $ 4,136      4.16%
                                                                  --------                                   -------

Non-interest bearing liabilities                   $ 21,983                                     $ 20,220
Stockholders' equity                                 31,694                                       28,561
                                                   --------                                     --------
Total liabilities and Stockholders' equity         $265,114                                     $249,213
                                                   ========                                     ========

Net interest spread                                                $ 5,784      3.88%                        $ 5,528      3.97%
                                                                   =======                                   =======
Net interest margin                                                             4.59%                                     4.65%


* Presented on a tax equivalent basis using its statutory federal corporate income tax rate of 34%.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company utilizes a simulation model to quantify the effect a hypothetical plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as repayments of loans in periods of declining rates. When actual changes in interest rates occur the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of March 31, 1998 the model produced the following sensitivity profile for net interest income and the fair value capital:


                                                               Immediate Change in Rates
                                              ------------------------------------------------------
                                              +200 Basis Points   -200 Basis Points    Policy Limit
----------------------------------------------------------------------------------------------------
% Change in Net Interest Income                     9.80%             (11.6%)             +/-25%
% Change in Fair Value of Capital                   7.7%              (12.6%)             +/-15%


Based on the composition of the Balance Sheet and the Current interest rate environment the results of this simulation would not be materially different at June 30, 1998.




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


                                   TALBOT BANCSHARES, INC.


Date:  August 14, 1998             By: /s/ W. Moorhead Vermilye
                                       ________________________________________
                                        President


Date:  August 14, 1998             By: /s/ Susan E. Leaverton
                                       ________________________________________
                                        Susan E. Leaverton, CPA
                                        Treasurer/Principal Accounting Officer