Form 10-Q
period 1998-09-30
TALBOT BANCSHARES INC
filed 1998-11-13
CIK 1043056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                        -------------------------------

                                   FORM 10-Q



          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

                                       OR

    (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                                    0-22929

                            TALBOT BANCSHARES, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

                 Maryland                                    52-2033630
       ______________________________                    _________________
      (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                     Identification No.)

  18 East Dover Street, Easton, Maryland                       21601
 _______________________________________                     _________
 (Address of Principal Executive Offices)                    (Zip Code)

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


 As of October 31, 1998, registrant had outstanding 1,191,616 shares of common stock.

                                        INDEX




Part I.


Item 1. Financial Statements                                                Page

   Condensed Consolidated Balance Sheets -
      September 30, 1998 and 1997 (unaudited) and December 31, 1997            4

   Condensed Consolidated Statements of Income -
      Three and nine months ended September 30, 1998 and 1997 (unaudited)      5

   Condensed Consolidated Statements of changes in Stockholders' Equity -
      For the nine month period ended September 30, 1998 and 1997
      (unaudited)                                                              6

   Condensed Consolidated Statements of Cash Flows -
      Nine months ended September 30, 1998 and 1997 (unaudited)                7

   Notes to Condensed Consolidated Financial Statements (unaudited)          8-9

Item 2. Managements Discussion and Analysis of Financial Condition
   and Results of Operations                                               10-14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           15

Part II.

Item 6. Exhibits and Reports on Form 8-K                                      15

Part I

Item 1. Financial Statements

                            TALBOT BANCSHARES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, except per share amounts)

                                                             September 30,  September 30,   December 31,
ASSETS:                                                           1998          1997           1997
                                                             -------------  -------------   ------------
                                                              (unaudited)   (unaudited)
Cash and due from banks                                       $    6,552    $    5,723     $    8,108
Federal funds sold                                                23,667        12,601          8,057
Investment in debt securities:
  Held-to-maturity, at amortized cost (fair value of $16,523,
  $28,678, $24,257 respectively)                                  16,414        28,559         24,149
  Available for sale, at fair value                               53,171        33,643         37,330
Loans, less allowance for credit losses ($2,523,
$2,553, $2,538 respectively)                                     188,305       176,541        182,755
Bank premise and equipment                                         3,042         3,057          3,144
Other real estate owned                                              192           216            114
Accrued interest receivable on loans and investment securities     2,241         2,084          1,949
Investments in unconsolidated subsidiary                             153           145            174
Deferred income tax benefits                                         177           629            455
Other assets                                                         856           737            794
                                                                --------      --------       --------
  TOTAL ASSETS                                                  $294,770      $263,935       $267,029
                                                                ========      ========       ========

LIABILITIES:

Deposits:
  Non-interest bearing demand                                   $ 22,374      $ 20,946       $ 23,696
  NOW and Super NOW                                               48,581        40,952         51,159
  Certificates of deposit $100,000 or more                        45,717        34,052         25,763
  Other time and savings                                         125,401       122,580        124,296
                                                                --------      --------       --------
     Total Deposits                                              242,073       218,530        224,914

Securities sold under agreements to repurchase                    18,088        14,245         10,264
Other liabilities                                                    901           925            880
                                                                --------      --------       --------

  TOTAL LIABILITIES                                              261,062       233,700        236,058
                                                                --------      --------       --------

STOCKHOLDERS' EQUITY:
Common Stock, Par Value $.01; authorized 25,000,000 shares;
  issued and outstanding:
   September 30, 1998  1,191,616
   September 30, 1997  1,188,834
   December 31, 1997   1,189,610                                      12            12             12
Surplus                                                           12,632        12,513         12,548
Retained earnings                                                 20,490        17,682         18,280
Net unrealized holding gain on debt securities                       574            28            131
                                                                --------      --------       --------
  available for sale

  TOTAL STOCKHOLDERS' EQUITY                                      33,708        30,235         30,971
                                                                --------      --------       --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                        $294,770      $263,935       $267,029
                                                                ========      ========       ========


See accompanying notes to Condensed Consolidated Financial Statements.

                            TALBOT BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                   Three Months Ended September 30,    Nine Months Ended September 30,
                                                          1998          1997                 1998          1997
                                                        --------      --------             --------      --------
INTEREST INCOME
  Loans, including fees                                  $4,203        $ 3,913             $ 12,405      $ 11,577
  Interest and dividends on investment securities
   Taxable                                                  883            772                2,477         2,320
   Tax-exempt                                                55             79                  180           233
  Federal funds sold                                        249            178                  441           388
                                                         ------        -------             --------      --------

     Total interest income                                5,390          4,942               15,503        14,518
                                                         ------        -------             --------      --------

INTEREST EXPENSE
   Certificates of deposit, $100,000 or more                539            384                1,281         1,050
   Other deposits                                         1,759          1,694                5,163         4,945
   Other interest                                           172            120                  434           339
                                                         ------        -------             --------      --------

     Total interest expense                               2,470          2,198                6,878         6,334
                                                         ------        -------             --------      --------

NET INTEREST INCOME                                       2,920          2,744                8,625         8,184

PROVISION FOR CREDIT LOSSES                                  60             45                  180           195
                                                         ------        -------             --------      --------

NET INTEREST INCOME AFTER PROVISION FOR
  CREDIT LOSSES                                           2,860          2,699                8,445         7,989
                                                         ------        -------             --------      --------

NONINTEREST INCOME
  Service charges on deposit accounts                       193            145                  482           419
  Loss on sale of securities                                  -              1                    9             1
  Other noninterest income                                   36             20                  100            66
                                                         ------        -------             --------      --------

     Total noninterest income                               229            166                  591           486
                                                         ------        -------             --------      --------

NONINTEREST EXPENSES
  Salaries and employee benefits                            867            841                2,641         2,547
  Expenses of premises and fixed assets                     194            173                  544           516
  Other noninterest expense                                 460            436                1,405         1,373
                                                         ------        -------             --------      --------

     Total noninterest expense                            1,521          1,450                4,590         4,436
                                                         ------        -------             --------      --------

INCOME BEFORE TAXES ON INCOME                             1,568          1,415                4,446         4,039

Federal and State income taxes                              536            509                1,522         1,439
                                                         ------        -------             --------      --------

NET INCOME                                               $1,032        $   906             $  2,924      $  2,600
                                                         ======        =======             ========      ========

  Diluted earnings per common share                      $  .90        $   .76             $   2.41      $   2.17



See accompanying notes to Condensed Consolidated Financial Statements.

                            TALBOT BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                             (Dollars in thousands)


                                                                              Accumulated
                                                                                 other
                                          Common                 Retained     Comprehensive
                                           Stock     Surplus     Earnings        Income         Total
                                          ------     -------     --------     -------------     -----
Balances, December 31, 1996                 $12      $12,435     $15,616          ($143)       $27,920

Net Income                                    -            -       2,600              -          2,600

Cash Dividends Paid $0.45 per share           -            -        (534)             -           (534)

Comprehensive income, net of tax:
  Net unrealized holding gain on
   debt securities, available-for-sale        -            -           -            171            171
                                                                                               -------

   Other comprehensive income                                                                      171
                                                                                               -------

Shares issued                                 -           78           -              -             78
                                            ---     --------    --------           ----        -------

  Balances, September 30, 1997              $12     $ 12,513    $ 17,682            $28        $30,235
                                            ===     ========    ========           ====        =======


Balances, December 31, 1997                 $12      $12,548     $18,280           $131        $30,971

Net Income                                    -            -       2,924              -          2,924

Cash Dividends Paid $0.60 per share           -            -        (714)             -           (714)

Comprehensive income, net of tax:
  Net unrealized holding gain on
   debt securities, available-for-sale        -            -           -            443            443
                                                                                               -------
   Other comprehensive income                                                                      443
                                                                                               -------
Shares issued                                 -           84           -              -             84
                                            ---     --------    --------           ----        -------

  Balances, September 30, 1998              $12      $12,632     $20,490           $574        $33,708
                                            ===     ========    ========           ====        =======



See accompanying Notes to Condensed Consolidated Financial Statements.

                                 TALBOT BANCSHARES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (Dollars in thousands)

                                                                    For the Nine Months Ended September 30,
                                                                           1998                1997
                                                                    ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                       $       2,924         $       2,600
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                             396                   324
   Discount accretion on debt securities                                     (52)                  (76)
   Discount accretion on matured debt securities                             120                    47
   Gain on sale of securities                                                 (9)                   (1)
   (Gain)Loss on sale of bank equipment                                        3                    (1)
   Provision for credit losses                                               (15)                 (175)
   Loss on other real estate owned                                             4
   Net changes in:
     Accrued interest receivable                                            (292)                 (256)
     Other assets                                                            (41)                  (58)
     Accrued interest payable on deposits                                     71                    19
     Other liabilities                                                       (50)                   12
                                                                   -------------         -------------

     Net cash provided by operating activities                             3,059                 2,435
                                                                   -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale                     5,062                 2,973
  Proceeds from maturities and principal payments of securities
   available for sale                                                      1,299                 5,730
  Purchase of securities available for sale                              (21,711)              (10,073)
  Proceeds from maturities and principal payments of securities
   held to maturity                                                       13,789                 3,880
  Purchase of securities held to maturity                                 (6,024)               (1,709)
  Net increase in loans                                                   (5,535)               (7,884)
  Purchase of loans                                                            -                  (700)
  Proceeds from sale of loans                                                  -                 1,098
  Purchase of bank premises and equipment                                   (180)                  (97)
  Proceeds from sale of equipment                                             24                    20
  Proceeds from sale of other real estate owned                              139                   115
  Purchase other real estate owned                                          (221)                    -
                                                                   -------------         -------------
     Net cash provided by investing activities                           (13,358)               (6,647)
                                                                   -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in demand, NOW, money market and
   savings deposits                                                       (4,746)               (6,032)
  Net increase(decrease) in certificates of deposit                       21,905                 9,460
  Net increase in securities sold under agreement to repurchase            7,824                 4,977
  Proceeds from issuance of common stock                                      84                    78
  Dividends paid                                                            (714)                 (534)
                                                                   -------------         -------------

     Net cash provided(used) by financing activities                      24,353                 7,949
                                                                   -------------         -------------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                       14,054                 3,737
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          16,165                14,587
                                                                   -------------         -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $      30,219         $      18,324
                                                                   =============         =============

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

   In the opinion of the management of the Company the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position at September 30, 1998, the results of operations for the three and nine month periods ended September 30, 1998 and 1997, and cash flows for the nine month period ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

                                                      September 30,     September 30,
                                                           1998              1997
                                                      -------------     -------------
   Basic:
     Net income (applicable to common stock)            2,924,000         2,600,000
     Average common shares outstanding                  1,190,397         1,187,473
     Basic net income per share                              2.46              2.19

   Diluted:
     Net income (applicable to common stock)            2,924,000         2,600,000
     Average common shares outstanding                  1,190,397         1,187,473
     Dilutive effect of stock options                      20,819            11,616
                                                        ---------         ---------
     Average common shares outstanding diluted          1,211,216         1,199,089
     Diluted net income per share                            2.41              2.17


   On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement
   125), relating to repurchase agreements, securities lending and other similar transactions and pledged collateral, which had been delayed until after December 31, 1997 by Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125" (Statement 127), Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a consistent application of a "financial-components approach" that focuses on control. Under that approach, after a transfer of financial assets, an entity recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes labilities when extinguished. Statement 125 provides standards for consistently distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of the additional provisions of Statement 125 as amended by Statement 127 resulted in no material impact on the Company's financial condition or results of operations.

   On January 1, 1998, the Company also adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity and bypass net income. The adoption of Statement 130 did not have a material impact on the Company's financial condition or results of operations.

   In February 1998, the Financial Accounting Standards Board issued Statement 132, "Employers' Disclosures about Pension and Other Postretirement Benefits
   - an amendment of FASB Statements No. 87, 88, and 106." This statement revised employers' disclosures about pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were when Statements 87, 88 and 106 were issued. This statement is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for previous periods provided for comparative purposes is required unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. These disclosure requirements will have no material impact on the Company's financial position or results of operations.

3) Under the provisions of Statements of Financial Accounting Standards (SFAS) Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan" a loan is considered impaired if it is probable that the Company will not collect all principal and interest payments according to the loan's contracted terms. The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral of the loan is collateral dependent. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. Interest income on impaired loans is recognized on a cash basis.

   Information with respect to impaired loans and the related valuation allowance is shown below:

                                                                     September 30,    September 30,    December 31,
(Dollars in thousands)                                                    1998            1997             1997
-------------------------------------------------------------------------------------------------------------------
Impaired loans with valuation allowance                                 $   110         $   403          $   587
Impaired loans with no valuation allowance                                  731             851              695
                                                                        -------         -------          -------
   Total impaired loans                                                 $   841         $ 1,254          $ 1,282
                                                                        =======         =======          =======

Allowance for credit losses applicable to impaired loans                $    43         $    88          $   122
Allowance for credit losses applicable to other than impaired loans       2,480           2,465            2,416
                                                                        -------         -------          -------
   Total allowance for credit losses                                    $ 2,523         $ 2,553          $ 2,538
                                                                        =======         =======          =======

Interest income on impaired loans recorded on the cash basis            $18,095         $15,420          $18,988
                                                                        =======         =======          =======


   Interest income of $39,450 would have been recorded for the period ended September 30, 1998 had the loans been current and in accordance with their original terms. Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable future credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

4) In the normal course of business, to meet the financial needs of its customers, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At September 30, 1998 total commitments to extend credit were approximately $49,800,000. Outstanding letters of credit were approximately $2,991,000 at September 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward - Looking Information

   Portions of this Quarterly Report on Form 10-Q contain forward-looking statements with respect to the adequacy of the allowance for loan losses, interest rate risk, and the Year 2000 issue which, by their nature, are subject to significant uncertainties. Because of these uncertainties and the assumptions on which statements in this report are based, the actual future results may differ materially from those indicated in this report.

Overview

   Net income for the third quarter of 1998 was $1,032,000 an increase of 13.9% over the $906,000 for the third quarter of 1997. On a per share basis earnings were $ .90 compared to $ .76 for the same period last year.

   Net income for the nine months ended September 30, 1998 was $2,924,000 compared to $2,600,000 for the same period in 1997. This represents a 12.5% increase. Net income per share was $2.41 and $2.17 for the nine months ended September 30, 1998 and 1997, respectively.

Net Interest Income

   Net interest income for the nine months ended September 30, 1998 was higher than the same period last year due to an increase in the average balance of loans. Average loans for the nine month period ended September 30, 1998 and 1997 were $188,460,000 and $172,747,000, respectively. The average yield on loans declined from 8.95% at September 30, 1997 to 8.81% at September 30, 1998. The overall yield on earning assets declined 5 basis points to 8.01%. The average balance of interest bearing liabilities increased $14,337,000 totalling $216,822,000 at September 30, 1998 when compared to one year ago, and the average rate paid on interest bearing liabilities increased from 4.17% to 4.24% during the same period. Both the decline in average yield on loans and the increased rate paid on interest bearing deposits caused an overall decline in the Company's net interest margin from 4.57% to 4.48%.

Non-interest Income

   Non-interest income increased 38% and 22% for the quarter and nine months ended September 30, 1998 compared to the same periods in 1997. Income from the sale of non-deposit products and a decline in the losses from an unconsolidated subsidiary contributed an additional $37,000 to income for the nine month period ended September 30, 1998 when compared to the same period last year. Service charges on deposit accounts increased 33% and 15%, respectively for the quarter and nine months ended September 30, 1998 when compared to the same periods in 1997.

Non-interest expense

   Total non-interest expense, excluding the provision for loan losses, increased 5% for the quarter ended September 30, 1998 from the comparable period in 1997. For the nine month period ended September 30, 1998, the percentage increase in non-interest expenses was 3.5% when compared to the same period in 1997. Increases in salaries and employee benefits, as well as a general increase in operating expenses were the cause of the increases.

Analysis of Financial Condition

   Loan growth during the nine month period ended September 30, 1998 was funded through increased deposits, as well as an increase in securities sold under agreements to repurchase. Investment securities increased $8,106,000 or 13% totalling $69,585,000 at September 30, 1998 from $61,479,000 at December 31, 1997. Total loans increased $5,535,000 to $190,828,000 at September 30, 1998 from $185,293,000 at December 31, 1997. Total deposits increased $17,159,000 to $242,073,000 from $224,914,000 at December 31, 1997. Securities sold under agreements to repurchase increased $7,824,000 to $18,088,000 at September 30, 1998 from $10,264,000 at December 31, 1997.

Liquidity and Capital Resources

   The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. At September 30, 1998 the Company's liquidity ratio was approximately 22%. There are no known trends or demands, commitments, events or uncertainties that management is aware of which will materially affect the Company's ability to maintain liquidity at satisfactory levels.

   Total Stockholders' equity was $33.7 million at September 30, 1998, 11.5% higher than one year ago.

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

   A comparison of the Company's capital as of September 30, 1998, with the minimum requirements is presented below.

                                                        Minimum
                                          Actual      Requirements
                                          ------      ------------
      Tier 1 Risk-based Capital           17.81%          4.00%
      Total Risk-based Capital            19.06%          8.00%
      Leverage Ratio                      11.69%          3.00%


Loans

   The Company maintains an allowance for credit losses based upon its analysis of non-performing and problem loans, as well as historical credit loss experience and local economic trends. A loan is placed on nonaccrual when it is specifically determined to be impaired and principal or interest is delinquent for 90 days or more.

   The following table summarizes past due and non-performing assets of the company.

                                              September 30,  September 30,   December 31,
                                                   1998          1997            1997
                                              -------------  -------------   ------------
   Non-performing Assets:
      Non-accrual loans                              841         1,254          1,282
      Other real estate owned                        192           216            114
                                                  ------        ------         ------
                                                   1,033         1,470          1,396
      Past due loans                                 697         1,143          1,422
                                                  ------        ------         ------
      Total non-performing and past due loans     $1,730        $2,613         $2,818
                                                  ======        ======         ======

   The following table presents a summary of the activity in the Allowance for Loan Losses.

                                                Three Months Ended September 30,    Nine Months Ended September 30,
(Dollars in thousands)                                  1998         1997                  1998            1997
-----------------------------------------------------------------------------------------------------------------
Allowance balance - beginning                        $  2,524        $ 2,583             $ 2,538         $ 2,728
Charge-offs:
  Commercial and other                                      -             37                  55             235
  Real estate                                              45             40                 172             100
  Consumer                                                 19             13                  35              68
                                                     --------       --------             -------        --------
   Totals                                                  64             90                 262             403
                                                     --------       --------             -------        --------
Recoveries:
  Commercial                                                -              4                  26               8
  Real Estate                                               -              2                  19               4
  Consumer                                                  3              9                  22              21
                                                     --------       --------            --------        --------
   Totals                                                   3             15                  67              33
                                                     --------       --------            --------        --------
Net Charge-offs:                                           61             75                 195             370
Provision for loan losses                                  60             45                 180             195
                                                     --------       --------            --------        --------
Allowance balance-ending                             $  2,523       $  2,553            $  2,523        $  2,553
                                                     ========       ========            ========        ========

Average Loans outstanding during period              $190,085       $174,367            $188,460        $172,747
                                                     ========       ========            ========        ========
Net charge-offs (annualized) as a percentage of
  average loans outstanding during period                 .13%           .17%                .14%            .29%
                                                     ========       ========           =========        ========
Allowance for loan losses at period end as a
  percentage of average loans                            1.33%          1.46%               1.34%           1.48%
                                                     ========       ========           =========        ========

Because the Company's loans are predominately real estate secured, weaknesses in the local real estate market may have an adverse effect on collateral values. The Company does not have any concentrations of loans in any particular industry, nor does it engage in foreign lending activities.

Analysis of Interest Rates and Interest Differentials.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and yields earned and rates paid through the first nine months of the year.

                                                           1998                        1997
                                                           ----                        ----
-----------------------------------------------------------------------------------------------------
                                                Average   Income*  Yield*     Average  Income* Yield*
(Dollars in thousands)                          Balance  Expense    Rate      Balance  Expense  Rate
-----------------------------------------------------------------------------------------------------
Earning Assets
  Investment Securities                       $  61,342   $ 2,746    5.99%  $  60,292  $ 2,667   5.90%
  Loans                                         188,460    12,424    8.81     172,747   11,595   8.95
  Federal Funds Sold                             10,570       441    5.50       9,438      387   5.47
                                               --------  --------    ----    --------  -------   ----
  Total earning assets                          260,372    15,611    8.01%    242,477   14,649   8.06%
                                                          -------                       ------

Non-interest earning assets                      10,876                         9,648
                                               --------                      --------
  Total Assets                                 $271,248                      $252,125
                                               ========                      ========

Interest bearing liabilities
  Interest bearing deposits                    $203,172   $ 6,445    4.24%   $191,897  $ 5,995   4.17%
  Borrowings                                     13,650       437    4.22      10,588      339   4.27
                                               --------   -------    ----    --------  -------   ----
  Total interest bearing liabilities            216,822     6,882    4.24%    202,485    6,334   4.17%
                                                           ------                       ------

Non-interest bearing liabilities                 22,542                        20,674
Stockholders' equity                             31,884                        28,966
                                               --------                      --------
Total liabilities and stockholders' equity     $271,248                      $252,125
                                               ========                      ========

Net interest spread                                       $ 8,729    3.77%             $ 8,315   3.89%
                                                          =======                      =======
Net interest margin                                                  4.48%                       4.57%

* Presented on a tax equivalent basis using its statutory federal corporate income tax rate of 34%.

Year 2000 Issue

      The "Year 2000 Issue", which is common to most corporations, including banks, is a general term used to describe the problems that may result from the improper processing of dates and date-sensitive calculations as the Year 2000 approaches. This issue is caused by the fact that many of the world's existing computer programs use only two digits to identify the year in the date field of a program. These programs could experience serious malfunctions when the last two digits of the year change to "00" as a result of identifying a year designated "00" as the year 1900 rather than the Year 2000.

      The Company formed a Year 2000 Committee, which is comprised of a cross-section of the Company's employees, in 1996. This Committee is leading the Company's Year 2000 efforts to ensure that the Company is properly prepared for the Year 2000. The Company's Board of Directors has approved a plan submitted by the year 2000 Committee that was developed in accordance with guidelines set forth by the Federal Financial Institutions Examination Council. This plan has five primary phases related to internal Year 2000 compliance:

   1. Awareness - this phase is ongoing and is designed to inform the Company's Board of Directors (the "Board") and Executive management ("Management"), employees, customers and vendors of the impact of the Year 2000 Issue. Since September 1997, the Board has been apprised of the Company's efforts at their regular meetings. In addition, all customers were updated with respect to the Company's Year 2000 efforts through several mailings sent in 1998.

   2 Assessment - during this phase an inventory was conducted of all known Company processes that could reasonably be expected to be impacted by the Year 2000 Issue and their related vendors, if applicable. The identification process included information technology and communication systems such as personal computers, local area networks and servers, ATM modems, printers, copy machines, facsimile machines, telephones and the operating systems and software for these systems.

      It also included non-information technology systems, such as heating, air conditioning and vault controls, alarm systems, surveillance systems, time clocks, coin and currency counters, and postage meters. The Company inventoried all the systems listed above in October 1997 and performed an initial assessment of potential risks from either under or nonperformance arising from incorrect processing and usage of dates after December 31, 1999. All outside services and major vendor were contacted to ascertain their individual levels of Year 2000 compliance. From vendor responses and/or certifications of Year 2000 compliance the Company determined that all vendors are aware of the issue and are working toward compliance. The assessment phase is complete, although it is updated periodically as necessary.

   3. Renovation and/or replacement - this phase includes programming code enhancements, hardware and software upgrades, system replacements, vendor certification and any other changes necessary to make any hardware, software and other equipment Year 2000 compliant. The Company does not perform in-house programming, and thus is dependent on external vendors to ensure and modify, if needed, the hardware, software or other services it provides to the Company for Year 2000 compliance. The Company's data processing for its core services (deposit, loan and related support processing) is performed by Delmarva Bank Data Processing Center, Inc.("Delmarva"). Delmarva reports the progress to the Company on a regular basis. These reports indicate that they are on or ahead of schedule in all areas.

   4. Validation - The next phase for the Company under the plan is to complete a comprehensive testing of all known processes. Testing with the Company's primary service provider was completed in August, 1998. All core systems tested compliant. The Company has performed Year 2000 testing of all employee computer work stations, and all were either upgraded or replaced with compliant systems. The testing of the Company's mission critical processes is expected to be substantially complete by December 31, 1998. The testing of the remainder of the Company's processes is expected to be substantially completed by March 31, 1999.

   5. Implementation - this phase will occur when Year 2000 processing commences. On some applications the Company is already entering dates greater than December 31, 1999 into their systems. In these situations no adverse events have been noted. The significant part of the implementation phase will occur after December 31, 1999.

      The Company is in the process of developing contingency plans for processes that do not process information reliably and accurately after December 31, 1999. Senior management has developed and presented to the Board of Directors an outline for a contingency plan to provide operating alternatives for continuation of services to the Bank's customers in the event of systems or communication failures at the beginning of the Year 2000. We expect to complete the contingency plan by December 31, 1998. Based on preliminary planning during development of the contingency plan, management believes that the Company will be able to continue to operate in the Year 2000 even if some systems fail. At the end of December 1999, we will generate paper and spreadsheet backup of all customer and general ledger accounts. Due to the size of the Bank, we believe that we would be able to operate with all transactions processed manually until normal operations can be restored. This procedure could require changing of schedules and hiring of temporary staff. We expect this procedure, if necessary, to be short term and not materially increase our operating cost, however, if this procedure were to continue for any extended period of time, or if we ultimately had to change data service providers, the cost could be material.

      The Company is also in the process of assessing the Year 2000 readiness of significant borrowers and depositors. Surveys of each borrowers' awareness of the issue and their ability to become compliant are being performed. Surveys of significant depositors will be performed in the next quarter. This step is not expected to require a significant amount of time or resources. At this time Management is not aware of any third party risks.

      As of October 31, 1998 the following chart shows the current and projected status of the Bank's Year 2000 compliance efforts:

Phase             9/28/98     10/15/98    12/31/98    3/31/99     6/30/99
-----             -------     --------    --------    -------     -------
Awareness         100%           --         --           --          --
Assessment        100%           --         --           --          --
Renovation         90%           90%        95%         100%         --
Validation         40%           60%        80%          90%        100%

      The Company expensed $79,234 on Year 2000 costs during the nine month period ended September 30, 1998 and $57,986 in 1997. Based on an analysis of projected expenses performed the total cost of the Year 2000 project is currently estimated at $280,000. Funding of the Year 2000 project costs will come from normal operating cash flow, however, the majority of expenses associated with the Year 2000 Issue are the cost of existing personnel and will not have a material effect on the reported net income for the Company. Should the Company have to resort to alternative operating procedures due to major systems or communication failures at the beginning of the Year 2000, the extra costs could be material. Other projects have been delayed due to time spent on the Year 2000 project, however, these have not had a material effect on our financial condition or results of operations.

      Management of the Company believes that the potential effects on the Company's internal operations of the Year 2000 Issue can and will be addressed prior to the Year 2000. However, if required modifications or conversions are not made or are not completed on a timely basis prior to the Year 2000, the Year 2000 scenarios foreseeable at this time would include the Company temporarily not being able to process, in some combination, various types of customer transactions. This could affect the ability of the Company to, among other things, originate new loans, post loan payments, accept deposits or allow immediate withdrawals, and, depending on the amount of time such a scenario lasted, could have a material adverse effect on the Company.

      Because of the serious implications of these scenarios, the primary emphasis of the Company's Year 2000 efforts is to correct, with complete replacement if necessary, any systems or processes whose Year 2000 test results are not satisfactory prior to the Year 2000. Nevertheless, should one of the most reasonably likely worst case scenarios occur in the Year 2000, the Company, as noted above, is in the process of formalizing a contingency plan that would allow for limited transactions until the Year 2000 problems are fixed.

      The costs of the Year 2000 project and the date on which the Company plans to complete Year 2000 compliance are based on management's best estimates, which were derived using numerous assumptions of future events such as the availability of certain resources (including internal and external resources), third party vendor plans and other factors. However, there can be no guarantee that these estimates will be achieved at the cost disclosed or within the timeframe indicated, and actual results could differ materially from these plans. Factors that might affect the timely and efficient completion of the Company's Year 2000 project include, but are not limited to, vendors' abilities to adequately correct or convert software and the effect on the Company's ability to test its systems, the availability and cost of personnel trained in the Year 2000 area, the ability to identify and correct all relevant computer programs and similar uncertainties.

      Bank regulatory agencies have recently issued additional guidance under which they are assessing Year 2000 readiness. The failure of a financial institution, such as Compass, to take appropriate action to address deficiencies in the Year 2000 project management process may result in enforcement actions which could have a material adverse effect on such institution, result in the imposition of civil money penalties or result in the delay (or receipt of an unfavorable or critical evaluation of management of a financial institution in connection with regulatory review) of applications seeking to acquire other entities or otherwise expand the institution's activities.

      Ultimately, the success of the Company's efforts to address the Year 2000 issue depends to a large extent not only on the corrective measures that the Company undertakes, but also on the efforts undertaken by businesses and other independent entities who provide data to, or receive data from, the Company such as borrowers, vendors or customers. In particular, the Company's credit risk associated with its borrowers may increase as a result of problems such borrowers may have resolving their own Year 2000 issues. Although it is not possible to evaluate the magnitude of any potential increased credit risk at this time, the impact of the Year 2000 issue on borrowers could result in increases in problem loans and credit losses in future years. From now until 2000, the Company will endeavor to monitor the Year 2000 efforts of its borrowers and will implement a course of action and procedures designed to reduce any increased potential risk as a result of Year 2000 issues.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company utilizes a simulation model to quantify the effect a hypothetical plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as repayments of loans in periods of declining rates. When actual changes in interest rates occur the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of June 30, 1998 the model produced the following sensitivity profile for net interest income and the fair value capital:

                                                        Immediate Change in Rates
                                     -----------------------------------------------------
                                     +200 Basis Points    -200 Basis Points   Policy Limit
------------------------------------------------------------------------------------------
% Change in Net Interest Income            11.03%               (12.14%)          +/-25%
% Change in Fair Value of Capital           8.76%               (13.10%)          +/-15%





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


                                      TALBOT BANCSHARES, INC.


Date:November 12, 1998                By: /s/ W. Moorhead Vermilye
                                          ________________________________
                                          W. Moorhead Vermilye
                                          President


Date:November 12, 1998                By: /s/ Susan E. Leaverton
                                          ________________________________
                                          Susan E. Leaverton, CPA
                                          Treasurer/Principal Accounting Officer