Form 10-Q/A
period 1998-09-30
TALBOT BANCSHARES INC
filed 1998-11-23
CIK 1043056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                        -------------------------------

                                  FORM 10-Q/A



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
                                                                ========      ========       ========


See accompanying notes to Condensed Consolidated Financial Statements.

                            TALBOT BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                   Three Months Ended September 30,    Nine Months Ended September 30,
                                                          1998          1997                 1998          1997
                                                        --------      --------             --------      --------
INTEREST INCOME
  Loans, including fees                                  $4,203        $ 3,913             $ 12,405      $ 11,577
  Interest and dividends on investment securities
   Taxable                                                  883            772                2,477         2,320
   Tax-exempt                                                55             79                  180           233
  Federal funds sold                                        249            178                  441           388
                                                         ------        -------             --------      --------

     Total interest income                                5,390          4,942               15,503        14,518
                                                         ------        -------             --------      --------

INTEREST EXPENSE
   Certificates of deposit, $100,000 or more                539            384                1,281         1,050
   Other deposits                                         1,759          1,694                5,163         4,945
   Other interest                                           172            120                  434           339
                                                         ------        -------             --------      --------

     Total interest expense                               2,470          2,198                6,878         6,334
                                                         ------        -------             --------      --------

NET INTEREST INCOME                                       2,920          2,744                8,625         8,184

PROVISION FOR CREDIT LOSSES                                  60             45                  180           195
                                                         ------        -------             --------      --------

NET INTEREST INCOME AFTER PROVISION FOR
  CREDIT LOSSES                                           2,860          2,699                8,445         7,989
                                                         ------        -------             --------      --------

NONINTEREST INCOME
  Service charges on deposit accounts                       193            145                  482           419
  Loss on sale of securities                                  -              1                    9             1
  Other noninterest income                                   36             20                  100            66
                                                         ------        -------             --------      --------

     Total noninterest income                               229            166                  591           486
                                                         ------        -------             --------      --------

NONINTEREST EXPENSES
  Salaries and employee benefits                            867            841                2,641         2,547
  Expenses of premises and fixed assets                     194            173                  544           516
  Other noninterest expense                                 460            436                1,405         1,373
                                                         ------        -------             --------      --------

     Total noninterest expense                            1,521          1,450                4,590         4,436
                                                         ------        -------             --------      --------

INCOME BEFORE TAXES ON INCOME                             1,568          1,415                4,446         4,039

Federal and State income taxes                              536            509                1,522         1,439
                                                         ------        -------             --------      --------

NET INCOME                                               $1,032        $   906             $  2,924      $  2,600
                                                         ======        =======             ========      ========

  Diluted earnings per common share                      $  .85        $   .76             $   2.41      $   2.17



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


                                      TALBOT BANCSHARES, INC.


Date:November 23, 1998                By: /s/ W. Moorhead Vermilye
                                          ________________________________
                                          W. Moorhead Vermilye
                                          President


Date:November 23, 1998                By: /s/ Susan E. Leaverton
                                          ________________________________
                                          Susan E. Leaverton, CPA
                                          Treasurer/Principal Accounting Officer