Form 10-K405
period 1998-12-31
TALBOT BANCSHARES INC
filed 1999-03-31
CIK 1043056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-K



              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                   For the Fiscal Year Ended December 31, 1998




                                    000-22929
                               Commission File No.


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X


The aggregate market value of the Corporation's voting stock held by non-affiliates of the registrant as of March 22, 1999 was $52,002,752

The number of shares outstanding of the registrant's common stock, as of March 22, 1999 was 1,192,222.

                                            Documents Incorporated by Reference

   Portions of Talbot Bancshares, Inc definitive Proxy Statement for its 1999 Annual Stockholders' Meeting, as filed with the Commission on March 26, 1999 are incorporated by reference into Part III of this report. Portions of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference into Parts I and II of this report. Except for parts of the Talbot Bancshares, Inc. Annual Report expressly incorporated herein by reference, this Annual Report in not to be deemed filed with the Securities and Exchange Commission.

                                                      FORM 10K INDEX


                                                                                              Page(s)
                                                       Part I
       Item 1.    Business                                                                        3
       Item 2.    Properties                                                                     13
       Item 3.    Legal Proceedings                                                              14
       Item 4.    Submission of Matters to a Vote of Security Holders                            14

                                                       Part II

       Item 5.    Market for  Common Stock and Related Stockholder Matters                       14
       Item 6.    Selected Financial Data                                                        14
       Item 7.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      14
       Item 7a.   Quantitative and Qualitative Disclosures About Market Risk                     14
       Item 8.    Financial Statements and Supplementary Data                                    14
       Item 9.    Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                           14

                                                      Part III

       Item 10.   Directors and Executive Officers of the Registrant                             15
       Item 11.   Executive Compensation                                                         15
       Item 12.   Security Ownership of Certain Beneficial Owners and Management                 15
       Item 13.   Certain Relationships and Related Transactions

                                                       Part IV

       Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K               16

                                                          PART I


ITEM 1.    BUSINESS

GENERAL

Talbot Bancshares, Inc. (the "Company") is a Maryland corporation organized on March 10, 1997 which became a registered bank holding company on May 1, 1997 under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company engages in the business of banking through its sole subsidiary The Talbot Bank of Easton, Maryland (the "Bank"), a commercial bank chartered under the laws of the State of Maryland. The Company acquired the Bank under a Plan of Reorganization and Share Exchange (the "Plan") proposed by management and approved by the Bank's stockholders at their annual meeting held April 23, 1997. Pursuant to the Plan each share of Bank stock was exchanged for two shares of Company stock. The Bank's charter was not affected by the reorganization. The Company has issued and outstanding 1,192,222 shares of common stock , par value $0.01 per share ("Shares") held by 463 holders of record March 22, 1999.

The Bank currently accounts for substantially all of the Company's assets. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Company's and the Bank's main office is located in Talbot County, Maryland, at 18 East Dover Street, Easton, Maryland 21601. The Bank commenced operation in 1885 and is engaged in general commercial and retail banking business serving individuals and businesses in Talbot and Dorchester Counties, Maryland. The Bank currently operates four banking offices in Talbot County, three in Easton, Maryland and one in Saint Michaels, Maryland. The Bank also operates a branch in Dorchester County, Maryland in the city of Cambridge. At December 31, 1998 the Company had total assets of $302 million, total loans of $194 million and total deposits of $250 million.

The Bank owns 33% of the outstanding common stock of Eastern Shore Mortgage Corporation, a Maryland corporation. Eastern Shore Mortgage Corporation ("ESMC") is located in Easton, Maryland as of March 22, 1998. ESMC is in the process of liquidation. During 1998 and previous years ESMC was engaged in mortgage banking activities, primarily the origination of residential mortgage loans and the subsequent sale of those loans to permanent investors. ESMC service area was primarily the Eastern Shore of Maryland.


PRINCIPAL SERVICES

The Bank is an independent community bank providing service to businesses and individuals in its market area. Services offered are essentially the same as those offered by larger regional institutions which compete with the Bank. Services provided to businesses include commercial checking, savings, certificate of deposit and overnight investment sweep accounts. The Bank offers all forms of commercial lending including secured and unsecured loans, working capital loans, lines of credit, term loans, accounts receivable financing, real estate acquisition development, construction loans and letters of credit. Direct Deposit of payroll, PC banking and telephone banking services are also available.

Services to individuals include checking accounts, various savings programs, mortgage loans, home improvement loans, installment and other personal loans, credit cards, personal lines of credit, automobile and other consumer financing, safe deposit services, debit cards, 24 hour telephone banking, PC banking, and 24 hour automatic teller machine services through the HONOR network. The Bank has a branch in Cambridge, Maryland offering full service banking 7 days per week.

LENDING ACTIVITIES

The Company originates secured and unsecured loans for business purposes. It is typical for commercial loans to be secured by real estate, accounts receivable, inventory equipment or other assets of the business. Commercial loans generally involve a greater degree of credit risk than one to four family residential mortgage loans. Repayment is often dependent on the successful operation of the business and may be affected by adverse conditions in the local economy or real estate market. The financial condition and cash flow of commercial borrowers is therefore, carefully analyzed during the loan approval process, and continues to be monitored by obtaining business financial statements, personal financial statements and income tax returns. The frequency of this on going analysis depends upon the size and complexity of the credit and collateral which secures the loan. It is also the Company's general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

The Company provides residential real estate construction loans to builders and individuals for single family dwellings. Residential construction loans are usually granted based upon "as completed" appraisals and are secured by the property under construction. Additional collateral may be taken if loan to value ratios exceed 75%. Site inspections are performed to determine pre-specified stages of completion before loan proceeds are disbursed. These loans typically have maturities of six to twelve months and may be fixed or variable rate. Permanent financing for individuals offered by the Company includes fixed rate loans with three year balloons, or variable rate loans with five year balloons. Permanent financing is often provided by third party lenders for borrowers seeking longer term fixed rate loans.

The risk of loss associated with real estate construction lending is controlled through conservative underwriting procedures such as loan to value ratios of 75% or less, obtaining additional collateral when prudent, and closely monitoring construction projects to control disbursement of funds on loans.

The Company originates fixed and variable rate residential mortgage loans. As with any consumer loan, repayment is dependent on the borrower's continuing financial stability which can be adversely impacted by job loss, divorce, illness, or personal bankruptcy. Underwriting standards recommend loan to value ratios of 75% based on appraisals performed by approved appraisers of the Company. Title insurance protecting the Company's lien priority as well as fire, and casualty insurance are required.

Commercial real estate loans are primarily those secured by office condominiums, retail buildings, warehouses and general purpose business space. The risk associated with these loans is reduced by low loan to value ratio standards as well as the thorough financial analysis performed and the Company's knowledge of the local economy in which it lends.

A variety of consumer loans are offered to customers including home equity loans, credit cards and other secured and unsecured lines of credit and term loans. Careful analysis of an applicant's creditworthiness is performed before granting credit and on going monitoring of loans outstanding is performed in an effort to minimize risk of loss by identifying problem loans early.

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

The following table sets forth deposit data for Talbot and Dorchester Counties as of June 30, 1998, the most recent date for which comparative information is available.

Talbot County                                                                     Deposits               Total
---------------------------------------------------------------------------------------------------------------------------
                                                                                (in thousands)
The Talbot Bank of Easton, Maryland                                                  $219,963           39.00%
St. Michaels Bank                                                                     111,254           19.73
NationsBank, National Association                                                      71,746           12.72
Crestar Bank                                                                           57,107           10.12
Easton Bank & Trust                                                                    40,179            7.12
The First National Bank of Maryland                                                    32,025            5.68
Farmers Bank                                                                           31,010            5.50
First Mariner Bank                                                                        718             .13
                                                                                   ----------        --------

       Total                                                                         $564,002          100.00%
                                                                                     ========          =======

Source:  FDIC DataBook

                                                                                                           %of
Dorchester County                                                                 Deposits               Total
---------------------------------------------------------------------------------------------------------------------------

                                                                                (in thousands)
The National Bank of Cambridge                                                       $126,122           33.94%
Bank of the Eastern Shore                                                              86,216           23.20
NationsBank, National Association                                                      32,258            8.71
Atlantic Bank                                                                          31,346            8.43
The First National Bank of Maryland                                                    28,840            7.76
Hebron Savings Bank                                                                    28,253            7.60
Crestar Bank                                                                           19,792            5.32
Provident State Bank of Preston, Maryland                                              15,733            4.23
The Talbot Bank of Easton, Maryland                                                     3,017             .81
                                                                                     --------          ------

       Total                                                                         $371,577          100.00%
                                                                                     ========          =======

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

Under FRB policy, the Company is expected to act as a source of strength to its subsidiary bank and the FRB may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. Accordingly in the event that any insured subsidiary of the Company causes a loss to the FDIC, other insured subsidiaries of the Company could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to obligations of a financial institution to its stockholders and obligations to other affiliates.

Capital Requirements

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines there are two basic measures: a risk-based measure and a leverage measure.

The risk-based capital guidelines are established to make regulatory capital requirements more sensitive to risk profiles of banks and bank holding companies and to account for off balance sheet exposure. Assets and off balance sheet items are assigned to broad risk categories, each with appropriate weights.

A banking organization's capital is divided into two tiers. "Tier 1", or core capital, includes common equity, retained earnings, minority interest in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets. "Tier 2", or supplementary capital, includes, among other things, limited life preferred stock, hybrid capital instruments, mandatory convertible securities, qualifying subordinated debt, and the allowance for loan and lease losses, subject to certain limitations, and less required deductions. "Total Capital" is the sum of Tier 1 and Tier 2 capital. The Tier 1 component must comprise at least 50% of qualifying total capital. Regulatory guidelines require a minimum of total capital to risk-adjusted assets ratio of 8 percent and a minimum Tier 1 capital to risk weighted assets ratio of 4 percent. Institutions which meet or exceed a Tier 1 ratio of 6 percent, a total capital ratio of 10 percent and a tier 1 leverage ratio of 5 percent are considered well capitalized by regulatory standards.

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

FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system the federal banking regulators are required to rate supervised institutions on the basis of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized;" and to take certain mandatory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the actions will depend upon the category in which the institution is placed. A depository institution is "well capitalized" if it has a total risk based capital ratio of 10% of greater, a Tier 1 risk based capital ratio of 6% of greater, and a leverage ratio of 5% or greater and is not subject to any order, regulatory agreement, or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has a total risk based capital ratio of 8% of greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1).

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

Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized and requirements to reduce total assets and stop accepting deposits from correspondent banks. Critically undercapitalized depository institutions are subject to the appointment of a receiver or conservator, generally within 90 days of the date such institution is determined to be critically undercapitalized.

At December 31, 1997 the Bank had the necessary capital levels to be considered "well capitalized."

Interstate Banking Legislation

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted into law on September 29, 1994. The law provides that, among other things, substantially all state law barriers tot he acquisition of banks by out of state bank holding companies are eliminated effective September 29, 1995. The law also permitted interstate branching by banks effective June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. Maryland generally established an earlier effective date of September 29, 1995.

Effects of Monetary Policy

The Company and its bank subsidiary are effected by the ongoing and changing monetary policies set forth by regulatory authorities including the FRB. Through its powers the FRB can influence the supply of bank credit and affect the level of economic activity. Changes in the discount rate and reserve requirements are among the instruments used to influence the market. These influences can impact the overall growth and distribution of bank loans, investments, and deposits, and can also, affect the rates charged on loans and paid for deposits.

The monetary policies of the FRB have in the past and will continue to affect the operating results of all financial institutions including Talbot Bancshares, Inc., and its subsidiary.


Federal Securities Law

The Company's common stock is registered with the SEC under Section 12(g) of the Securities and Exchange Act of 1934 , as amended (the "Exchange Act"). The Company is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.


EMPLOYEES
At March 22, 1999 the Company and the Bank had 78 full-time employees and 5 part-time employees.


SEASONALITY
Seasonality does not have a material impact on the Company's operations.


RISK FACTORS

Regulatory Risks. The banking industry is subject to many laws and regulations. Regulations protect depositors, not stockholders. The Maryland Division of Financial Regulation, Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System regulate the Company and the Bank. Regulations and laws increase the Company's operating expenses, affect the Company's earnings, and put the Company at a disadvantage with less regulated competitors, such as finance companies, mortgage banking companies, and leasing companies.

Exposure to Local Economic Conditions. Most of the loans made by the Bank are made to Maryland borrowers. A decline in local economic conditions would affect the Company's earnings.

Credit Risks and Inadequacy of Loan Loss Reserve. When borrowers default and do not repay the loans made to them by the Bank, the Company loses money. Experience shows that some borrowers either will not pay on time or will not pay at all. In these cases, the Bank will cancel, or "write off," the defaulted loan or loans. A "write off" reduces the Company's assets and affects the Company's earnings. The Company anticipates losses by reserving what it believes to be an adequate cushion so that it does not have to take a large loss at any one time. However, actual loan losses cannot be predicted, and the Company's loan loss reserve may not be sufficient.

Interest Rate Risk. The Company's earnings depend greatly on its net interest income, the difference between the interest earned on loans and investments and the interest paid on deposits. If the interest rate paid on deposits is high and the interest rate earned on loans and investments is low, net interest income is small and the Company earns less. Because interest rates are established by competition, the Company cannot completely control its net interest income.

Risks Associated with Real Estate Lending. The Bank makes many real estate secured loans. Real estate loans are in demand when interest rates are low and economic conditions are good. Even when economic conditions are good and interest rates are low, these conditions may not continue. The Company may lose money if the borrower does not pay a real estate loan. If real estate values decrease, then the Company may lose more money when borrowers default.

No Assurance of Growth. The Company's ability to increase assets and earnings depends upon many factors, including competition for deposits and loans, the Company's branch and office locations, avoidance of credit losses, and hiring and training of personnel. Many of these factors are beyond the Company's control.

Competition. Other banks and non-banks, including savings and loan associations, credit unions, insurance companies, leasing companies, small loan companies, finance companies, and mortgage companies, compete with the Company. Some of the Company's competitors offer services and products that the Company does not offer. Larger banks and non-bank lenders can make larger loans and service larger customers. Law changes now permit interstate banks which may increase competition.
Increased competition may decrease the Company's earnings.

No Assurance of Cash or Stock Dividends. Whether dividends may be paid to stockholders depends on the Company's earnings, its capital needs, law and regulations, and other factors. The Company's payment of dividends in the past does not mean that the Company will be able to pay dividends in the future.

Stock Not Insured. Investments in the shares of the Company's common stock are not deposits that are insured against loss by the government.

Risk Involved in Acquisitions. Part of the Company's growth may come from buying other banks and companies. A newly purchased bank or company may not be profitable after the Company buys it and may lose money, particularly at first. The new bank or company may bring with it unexpected liabilities or bad loans, bad employee relations, or the new bank or company may lose customers.

Risk of Claims. Customers may sue the Company for losses due to the Company's alleged breach of fiduciary duties, errors and omissions of employees, officers and agents, incomplete documentation, the Company's failure to comply with applicable laws and regulations, or many other reasons. Also, employees of the Company conduct all of the Company's business. The employees may knowingly or unknowingly violate laws and regulations. Company management may not be aware of any violations until after their occurrence. This lack of knowledge will not insulate the Company from liability. Claims and legal actions may result in legal expenses and liabilities that may reduce the Company's profitability and hurt its financial condition.

Developments in Technology. Financial services use technology, including telecommunications, data processing, computers, automation, Internet-based banking, debit cards, and "smart" cards. Technology changes rapidly. The Company's ability to compete successfully with other banks and non-banks may depend on whether it can exploit technological changes. The Company may not be able to exploit technological changes and expensive new technology may not make the Company more profitable.

Year 2000. The "Year 2000 Issue" describes the problems that may result from the improper processing of dates and date-sensitive calculations beginning in the Year 2000. Many existing computer programs use only two digits to identify the year in the date field of a program. These programs could experience serious malfunctions when the last two digits of the year change to "00" as a result of identifying a year designated "00" as the Year 1900 rather than the Year 2000. A system failure or other disruptions of operations could occur if the Company's computer programs and other equipment identify a year designated "00" as the Year 1900 rather than the Year 2000. The Company cannot be certain that its computer programs and other equipment, and the computer programs and other equipment of its customers, vendors, suppliers and even the government will be Year 2000 compliant. Any systems failure, disruption, or other losses could affect the Company's earnings.

Market for Common Stock. The Company's shares of common stock are not listed on any exchange, and there is currently no organized trading market. Prices for the Company's common stock may not be the actual value or the trading price in a liquid trading market.

Anti-Takeover Effects of Certain Charter and Bylaw Provisions. The Company's Articles of Incorporation and Bylaws divide the Company's Board of Directors into three classes and each class serves for a staggered three-year term. No director may be removed except for cause, and then only by a vote of at least two-thirds of the total eligible stockholder votes. In addition, Maryland law contains anti-takeover provisions that apply to the Company. These provisions may discourage or make it more difficult for another company to buy the Company or may reduce the market price of the Company's common stock.

STATISTICAL INFORMATION
                                                   Investment Portfolio
                                                     December 31, 1998
                                                      (In Thousands)
                                                                                                         1998
                                                                     Book        Taxable Equivalent
Held-to-Maturity                                                    Value                      Yield*
U.S. Treasury
   Within one year                                                     $5,021               5.89%
   One to five years                                                    2,009               5.44
                                                                       ------               ----
       Total                                                            7,030               5.76%
                                                                       ------               -----
U.S. Government Agencies
   Within one year                                                      1,000               5.65
   One to five years                                                    2,000               6.33
                                                                       ------               ----
       Total                                                            3,000               6.10%
                                                                       ------               -----
State and Municipal
   Within one year                                                      1,542               7.31%
   One to five years                                                      324               6.74
   Five through ten years                                                 834               7.55
   After ten years                                                        160               6.59
                                                                      -------               ----
       Total                                                            2,860               7.28%
                                                                      -------               -----
Mortgage Backed
   Within one year                                                        286               6.65
   One to five years                                                      423               6.46
   Five through ten years                                                  39               7.99
   After ten years                                                        233               5.55
                                                                       ------               ----
       Total                                                              981               6.36%
                                                                      -------               -----
       Total held-to-maturity                                         $13,871
                                                                      =======
Available-for-sale
U.S. Treasury
   Within one year                                                    $ 6,056               6.00%
   One to five years                                                   19,595               6.14
   Five to ten years                                                    5,477               5.69
                                                                        -----               ----
       Total                                                           31,128               6.04%
                                                                       ------               -----
U.S. Government Agencies
   Within one year                                                      2,000               5.43%
   One to five years                                                   25,575               6.08
   Five to ten years                                                    5,926               5.41
                                                                        -----               ----
       Total                                                           33,501               5.55%
                                                                       ------               -----
State and Municipal
   Within one year                                                        630               5.98%
   One to five years                                                      846               6.26
       Total                                                            1,476               6.14%
                                                                        -----               -----
Mortgage Backed
   Within one year                                                        103               6.48%
   After ten years                                                         15               6.00
                                                                       ------               ----
       Total                                                              118               6.42%
                                                                       ------               -----
Federal Home Loan Bank Stock                                              801                 N/A
Federal National Mortgage Association
  Cumulative Preferred Stock                                            2,476                 N/A
       Total Available-for-Sale                                       $69,500

* Yields adjusted to reflect a tax equivalent basis assuming a federal tax rate of 34%.

                                               Maturities of Loan Portfolio
                                                     December 31, 1998
                                                      (In Thousands)

                                                                        Maturing
                                                      Maturing         After one         Maturing
                                                      Within          But Within       After Five
                                                      One Year        Five Years         Years                Total
-------------------------------------------------------------------------------------------------------------------

Real Estate Construction
      and land development                            $  5,409            $3,331        $   -              $  8,740
Commercial, financial and agricultural                  19,314            18,094            1,216            38,624
Mortgage                                                44,564            91,504            3,856           139,924
Consumer                                                 3,173             3,725              177             7,075
                                                      --------           -------           ------          --------
     Total                                             $72,460          $116,654          $ 5,249          $194,363
                                                       =======          ========          =======          ========


                             Classified by Sensitivities of Loans to Changes in Interest Rates

Fixed-Interest Rate Loans                              $52,084          $103,033           $2,317          $157,434
Adjustable-Interest Rate Loans                          20,376            13,621            2,932            36,929
                                                       -------           -------           ------           -------
     Total                                             $72,460          $116,654           $5,249          $194,363
                                                       =======          ========           ======          ========



                                        Analysis of the Allowance for Credit Losses
                                                      (In Thousands)

                                                        1998         1997         1996           1995          1994
                                                     ---------    ---------    ---------      -------          ----

Balance, beginning of year                            $  2,538     $  2,728     $  2,077     $  1,868      $  1,750
                                                      --------     --------     --------     --------      --------
   Recoveries:
     Real estate loans                                      27            5           11            5            33
     Installment loans                                      33           34           48           34            57
     Commercial and other                                   24           20           48           44            69
                                                      --------     --------     --------     --------       -------
                                                            84           59          107           83           159
                                                      --------     --------     --------     --------        ------
   Provision                                               240          225          955          540           525
                                                       -------     --------      -------      -------       -------
   Loans charged-off:
     Real estate loans                                     (55)        (137)        (107)        (120)         (169)
     Installment loans                                     (32)         (69)         (67)         (58)         (104)
     Commercial and other                                 (193)        (268)        (237)        (236)         (293)
                                                         ------      -------       ------       ------       -------
                                                          (280)        (474)        (411)        (414)         (566)
                                                         ------      -------       ------       ------       -------

Balance, end of year                                   $ 2,582      $ 2,538      $ 2,728      $ 2,077       $ 1,868
                                                       -------      -------      -------      -------       -------

The Company has established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged off debts. The allowance is decreased by current period charge-off of uncollectible loans. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjusts the provision for credit losses based upon this analysis. The evaluation of the adequacy of the allowance for credit losses is based upon a risk rating system of individual loans as well as collective evaluation of smaller balance homogenous loans based on factors such as past credit loss experience, local economic trends, and other factors which may impact collectibility such as Year 2000. In 1996 management increased the provision for credit losses due to concerns over local economic trends, continuing high levels of charge-offs, and the rapid growth of the portfolio including an increase in extensions of credit in excess of $500,000. Average loans outstanding in 1996 increase over $17 million or 11.4%. Growth returned to more modest levels in 1997 and stable economic conditions throughout the year allowed management to significantly reduce the provision for credit losses to $225 thousand, a decline of 76.4% for the year. In 1998, the Company once again experienced significant growth in the average loans outstanding for the year, however lower interest rates, favorable economic conditions, improvements in nonperforming assets and overall good asset quality resulted in only a slight increase in the provision for credit losses of 6.6% bringing it to $240,000 for the year.

                                       Allocation of the Allowance for Credit Losses
                                                      (In Thousands)
                                                                                                    December 31,
                                                              1998          1997         1996         1995         1994
                                                          --------------------------------------------------------------


Commercial Financial and Agricultural                         $767          $880         $883         $768         $711
Real Estate-Construction                                        92           100           71           69           66
Real Estate-Mortgage                                         1,004           944          936          984          725
Consumer                                                       148           238          155          138          111
Unallocated                                                    571           376          683          118          255
                                                          --------        ------       ------       ------       ------
                                                            $2,582        $2,538       $2,728       $2,077       $1,868
                                                            ======        ======       ======       ======       ======


                                            Average Balances, Yields and Rates
                                                      (In Thousands)


-------------------------------------------------------------------------------------------------------------------

(dollars in thousands)                   1998                         1997                        1996
-------------------------------------------------------------------------------------------------------------------

                               Average           Yield/     Average           Yield/     Average            Yield/
                               Balance  Interest   Rate     Balance  Interest   Rate     Balance  Interest    Rate
-------------------------------------------------------------------------------------------------------------------

Earning Assets
   Investment Securities:
   Taxable                    $ 60,352   $ 3,564  5.91%     $53,900   $ 3,189  5.92%    $ 54,325   $ 3,086  5.68%
   Non-taxable                   5,321       332  6.24        7,287       443  6.08        6,352       384  6.05
   Loans                       189,606    16,596  8.75      174,865    15,681  8.97      168,607    15,287  9.07
   Federal Funds Sold           12,899       693  5.37        9,590       531  5.54        8,650       463  5.36
                             ---------   -------  ----    ---------  --------  ----    ---------  --------  ----
   Total earning assets        268,178    21,185  7.90%     245,642    19,844  8.08%     237,934    19,220  8.08%
                              --------   -------  ----     --------   -------  ----     --------   -------  ----

Non-interest earning
   assets                       10,999                       10,008                        9,450
                             ---------                    ---------                   ----------
Total assets                  $279,177                     $255,650                     $247,384
                              ========                     ========                     ========

Interest bearing liabilities:
   Demand                     $ 46,865   $ 1,468  3.13%   $  42,945   $ 1,334  3.11%   $  41,003   $ 1,250  3.05%
   Savings                      62,578     1,918  3.06       62,908     1,939  3.08       64,570     1,999  3.10
   Time                         99,617     5,474  5.50       88,326     4,859  5.50       83,226     4,661  5.60
                              --------   -------  ----     --------   -------  ----    ---------   -------  ----
   Interest bearing deposits   209,060     8,860  4.24      194,179     8,132  4.19      188,799     7,910  4.19
   Borrowings                   14,559       603  4.14       10,862       464  4.29       12,675       538  4.25
                              --------  --------  ----     --------   -------  ----    ---------   -------  ----
   Total interest bearing
       liabilities             223,619     9,463  4.23%     205,041     8,596  4.19%     201,474     8,448  4.19%
                              --------   -------  ----     --------    ------  ----     --------    ------  ----

Non-interest bearing
   liabilities                  22,701                       21,260                       19,383
Stockholders' equity            32,857                       29,349                       26,527
                             ---------                     --------                    ---------
Total liabilities and
   stockholders' equity       $279,177                     $255,650                     $247,384
                              ========                     ========                     ========

Net interest spread                      $11,722  3.67%               $11,248  3.89%               $10,772  3.89%
Net interest margin                               4.37%                        4.58%                        4.53%

   (1) All amounts are reported an a tax equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax rate of 34% and nondeductible interest expense.
   (2) Average loan balances include non-accrual loans.
   (3) Loan fee income is included in interest income for each loan category and yields are stated to include all.

                                               Summary of Significant Ratios
                                                                            1998           1997             1996
                                                                        -----------------------------------------------------


Return on average total assets                                            1.44%             1.44%            1.30%
Return on average total equity                                           12.22             12.52            12.14
Dividend payout ratio                                                    28.53             27.78            25.74
Total average equity to total average assets ratio                       11.77             11.93            10.72


Other statistical information required in this Item 1 is incorporated by reference from the information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1998, as follows:


DISCLOSURE REQUIRED BY GUIDE 3                            REFERENCE TO 1998 ANNUAL REPORT
------------------------------                            -------------------------------

(I)    Distribution of Assets, Liabilities and            Rate/Volume Analysis (page 4)
       Stockholders' Equity; Interest Rates and           Non-performing Assets (page 5)
       Interest Differential


(II)   Investment Portfolio                               Notes to Financial Statements, Note 4 - Investment in
                                                          Debt Securities - page 24

(III)                                                     Loan Portfolio Year
                                                          End Loan Data (page 7)
                                                          Non-performing Assets
                                                          (page 5)

(IV)   Summary of Loan Loss Experience                    Allowance for Loan Losses (pages 4 and 5)

(V)    Deposits                                           Deposits (pages 8 and 9)

(VI)   Return on Equity and Assets                        Return on Equity and Assets (page 15)

(VII)  Short-Term Borrowings                              Other Interest Bearing Liabilities (page 9)
                                                          Notes to Financial Statements, Note 14 -Line of Credit (page 32)


Item 2.    PROPERTIES

The Company's and the Bank's main office is located at 18 East Dover Street, Easton, Maryland. A second Easton office is located on Marlboro Road at Tred Avon Square and the Third Easton office is located on Elliott Road in the Carlton Business Park. The Saint Michaels office is located on Route 33 at Saint Michaels Village.

The Bank owns three of the four banking offices it currently operates in Talbot County. The Bank leases the office located on Route 33 in Saint Michaels Village. The annual rent for this office which lease expires in 2001 is $32,400.

The Bank also owns the building at 21 Dover Street, Easton, Maryland which contains its bookkeeping and loan services departments.

The Bank operates a branch in Cambridge, Maryland, located at 2745 Dorchester Square Shopping Center pursuant to a lease agreement. The annual rent under this lease agreement, which began in 1998, is $34,310 for year 1, $35,340 for year 2, and $36,400 for year 3.

Item 3.    LEGAL PROCEEDINGS

There are no material pending legal proceedings other than the ordinary routine litigation incidental to the business to which the Company, the Bank, or its subsidiaries is party or to which any of their properties is subject. There are also no material proceedings known to management to which any Director, officer, or affiliate of the Company, any person holding beneficially in excess of five
(5) percent of the Company's Shares, or any associate of any such Director, officer or security holder is a party.


Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for vote during the fourth quarter of 1998. Information required for this Item for Executive Officers of the Registrant is included in Item 10 -- "Directors and Executive Officers of the Registrant" which is incorporated herein by reference.


                                                          PART II


Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from Annual Report to Stockholders for the year ended December 31, 1998 under "Managements Discussion and Analysis of Financial Condition and Results of Operations - Recent Stock Prices and Dividends," page 14, and "Notes to Financial Statements - Regulatory Capital Requirements" on pages 31 and 32. The Company has issued and outstanding 1,192,222 shares of common stock, par value $0.01 per share ("Shares") held by 463 holders of record March 22, 1999.

Item 6.    SELECTED FINANCIAL DATA

Incorporated by reference from Annual Report to Stockholders for the year ended December 31, 1998, page 15.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from Annual Report to Stockholders for the year ended December 31, 1998 under "Managements Discussion and Analysis of Financial Condition and Results of Operations," pages 3 through 14. Reference is also made to the information provided under the heading "Statistical Information in Part I, Item I, incorporated by reference herein.


Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Market Risk of the Company's financial instruments see "Managements Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Market Risk and Interest Rate Sensitivity" on pages 10 and 11 of the Annual Report to Stockholders for the year ended December 31, 1998. The Company's principal market risk exposure is to interest rates.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the Annual Report to Stockholders for the year ended December 31, 1998 under "Consolidated Financial Statements and Independent Auditors' Report" on pages 16 through 37.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                                         PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A listing of Directors of the Registrant is incorporated by reference from Definitive Proxy Statement to Stockholders for the 1999 Annual Meeting under "Election of Directors," pages 1 through 3.

A listing of Executive Officers of the Registrant is incorporated by reference from the Definitive Proxy Statement to Stockholders for the 1999 Annual Meeting under "Executive Officers, " pages 9 and 10.

Item 11.   EXECUTIVE COMPENSATION

Incorporated by reference from the Definitive Proxy Statement to Stockholders for the 1999 Annual Meeting under "Executive Compensation, Benefit Plans and Executive Compensation Committee Report," pages 6 through 9, under "Performance Graph," page 13, and the Director compensation discussion on page 4.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Definitive Proxy Statement to Stockholders for the 1999 Annual Meeting under "Beneficial Ownership of Common Stock," pages 5 and 6.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Definitive Proxy Statement to Stockholders for the 1999 Annual Meeting under "Election of Directors" page 3.

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    (1),(2)  FINANCIAL STATEMENTS

           Consolidated Statements of Income -- Years Ended December 31, 1998, 1997, and 1996

           Consolidated Balance Sheets at December 31, 1998, 1997 and 1996

           Consolidated Statements of Changes in Stockholders' Equity -- Years Ended December 31, 1998, 1997 and 1996

           Consolidated Statements of Cash Flows -- Years Ended December 31, 1998, 1997 and 1996

           Notes to Consolidated Financial Statements as of December 31, 1998, 1997 and 1996

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

       13  1998 Annual Report to Stockholders filed herewith.

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

                                                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1999.

                                                 Talbot Bancshares, Inc.

Date:    March 24, 1999                          By:   /s/ W. Moorhead Vermilye
                                                     -----------------------------------------
                                                     W. Moorhead Vermilye


Date:    March 24, 1999                          By:  /s/ Susan E. Leaverton
                                                     -----------------------------------------
                                                     Susan E. Leaverton, Secretary/Treasurer
                                                     (Principal Accounting and Financial Officer)

         DIRECTORS


         /s/ Herbert L. Andrew, III
         -------------------------------
         Herbert L. Andrew, III

         /s/ Jerome M. McConnell
         -------------------------------
         Jerome M. McConnell

         /s/ Blenda W. Armistead
         -------------------------------
         Blenda W. Armistead


         -------------------------------
         Shari L. McCord

         /s/ Lloyd L. Beatty, Jr.
         -------------------------------
         Lloyd L. Beatty, Jr.


         -------------------------------
         William H. Myers

         /s/ Donald D. Casson
         -------------------------------
         Donald D. Casson


         -------------------------------
         David L. Pyles

         /s/ Gary L. Fairbank
         -------------------------------
         Gary L. Fairbank

         /s/ Christopher F. Spurry
         -------------------------------
         Christopher F. Spurry

         /s/ Ronald N. Fox
         -------------------------------
         Ronald N. Fox

         /s/ Richard C. Granville
         -------------------------------
         Richard C. Granville

         /s/ W. Moorhead Vermilye
         -------------------------------
         W. Moorhead Vermilye