Form 10-Q
period 1999-03-31
TALBOT BANCSHARES INC
filed 1999-05-17
CIK 1043056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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

      --------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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


As of April 30, 1999, registrant had outstanding 1,192,136 shares of common stock.

                                      INDEX




 Part I.


 Item 1.  Financial Statements                                                           Page

      Condensed Consolidated Balance Sheets -
          March 31, 1999 and 1998 (unaudited) and December 31, 1998                         3

      Condensed Consolidated Statements of Income -
          Three months ended March 31, 1999 and 1998 (unaudited)                            4

      Condensed Consolidated Statements of changes in Stockholders' Equity -
          For the three month period ended March 31, 1999 (unaudited)                       5

      Condensed Consolidated Statements of Cash Flows -
          Three months ended March 31, 1999 and 1998 (unaudited)                            6

      Notes to Condensed Consolidated Financial Statements (unaudited)                      7

 Item 2.  Managements Discussion and Analysis of Financial Condition
          and Results of Operations                                                        13

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       14

 Part II.

 Item 4.   Submission of Matters to a Vote of Security Holders                             15

 Item 6.  Exhibits and Reports on Form 8-K                                                 15





Part I

Item 1.  Financial Statements

                             TALBOT BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, except per share amounts)

                                                                       March 31,        March 31,       December 31,
ASSETS:                                                                   1999             1998             1998
-------                                                              ---------------  ---------------   --------------
                                                                      (unaudited)      (unaudited)

Cash and due from banks                                              $     7,163      $     7,590      $       8,004
Federal funds sold                                                        12,863           12,265             12,403
Investment in debt securities:
   Held-to-maturity, at amortized cost (fair value of $15,742,
   $21,296, $13,963, respectively)                                        15,689           21,190             13,871
   Available for sale, at fair value                                      69,307           37,296             69,500
Loans, less allowance for credit losses ($2,596, $2,513,
   $2,582, respectively)                                                 198,864          185,580            191,781
Bank premise and equipment                                                 2,983            3,120              2,977
Other real estate owned                                                      119              303                164
Accrued interest receivable on loans and investment securities             2,494            1,962              2,169
Investments in unconsolidated subsidiary                                     125              160                124
Deferred income tax benefits                                                 605              406                342
Other assets                                                                 922              842                919
                                                                      ----------       ----------          ---------

   TOTAL ASSETS                                                         $311,134         $270,714           $302,254
                                                                        ========         ========           ========

LIABILITIES:

Deposits:
   Non-interest bearing demand                                         $  24,413        $  22,106          $  25,483
   NOW and Super NOW                                                      56,437           45,492             50,207
   Certificates of deposit $100,000 or more                               43,986           31,855             45,733
   Other time and savings                                                131,409          126,279            128,506
                                                                       ---------        ---------          ---------
       Total Deposits                                                    256,245          225,732            249,929

Securities sold under agreements to repurchase                            19,161           12,244             17,111
Other liabilities                                                          1,185            1,011                930
                                                                      ----------       ----------         ----------

   TOTAL LIABILITIES                                                     276,591          238,987            267,970
                                                                      ----------       ----------         ----------

STOCKHOLDERS' EQUITY:
Common  Stock,  Par  Value  $.01;   authorized  25,000,000  shares;  issued  and
   outstanding:
     March 31, 1999          1,192,686
     March 31, 1998          1,190,110
     December 31, 1998       1,192,202                                        12               12                 12
Surplus                                                                   12,688           12,572             12,663
Retained earnings                                                         21,816           18,933             21,164
Accumulated other comprehensive income                                        27              210                445
                                                                       ---------        ---------          ---------

   TOTAL STOCKHOLDERS' EQUITY                                             34,543           31,727             34,284
                                                                       ---------        ---------          ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                               $ 311,134        $ 270,714          $ 302,254
                                                                        ========         ========           ========

See accompanying notes to Condensed Consolidated Financial Statements.

                             TALBOT BANCSHARES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                                                             Three Months Ended March 31,
                                                                                              1999                1998
                                                                                        ----------------    ----------------
INTEREST INCOME
   Loans, including fees                                                                         $ 4,028             $ 4,043
   Interest and dividends on investment securities
     Taxable                                                                                       1,122                 807
     Tax-exempt                                                                                       46                  65
   Federal funds sold                                                                                147                  87
                                                                                               ---------            --------

       Total interest income                                                                       5,343               5,002
                                                                                                 -------             -------

INTEREST EXPENSE
     Certificates of deposit, $100,000 or more                                                       632                 380
     Other deposits                                                                                1,681               1,692
     Other interest                                                                                  137                 110
                                                                                                 -------             -------

       Total interest expense                                                                      2,450               2,182
                                                                                                  ------              ------

NET INTEREST INCOME                                                                                2,893               2,820
PROVISION FOR CREDIT LOSSES                                                                           60                  60
                                                                                                --------             -------

NET INTEREST INCOME AFTER PROVISION FOR
   CREDIT LOSSES                                                                                   2,833               2,760
                                                                                                  ------              ------

NONINTEREST INCOME
   Service charges on deposit accounts                                                               186                 135
   Other noninterest income                                                                           40                  20
                                                                                                 -------             -------

       Total noninterest income                                                                      226                 155
                                                                                                  ------              ------

NONINTEREST EXPENSES
   Salaries and employee benefits                                                                    915                 908
   Expenses of premises and fixed assets                                                             191                 182
   Other noninterest expense                                                                         521                 482
                                                                                                 -------             -------

       Total noninterest expense                                                                   1,627               1,572
                                                                                                  ------              ------

INCOME BEFORE TAXES ON INCOME                                                                      1,432               1,343

Federal and State income taxes                                                                       482                 452
                                                                                                 -------             -------

NET INCOME                                                                                        $  950              $  891
                                                                                                  ======              ======

   Diluted earnings per common share                                                              $  .79             $   .74
   Basic earnings per common share                                                                $  .80             $   .75

See accompanying notes to Condensed Consolidated Financial Statements.




                             TALBOT BANCSHARES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                             (Dollars in thousands)





                                                                                                       Accumulated
                                                                                                         other
                                                      Common                        Retained         Comprehensive
                                                      Stock          Surplus         Earnings           Income            Total
                                                      -----          -------         --------           ------            -----

Balances, December 31, 1997                         $       12       $ 12,548        $ 18,280                  $131        $30,971

Comprehensive Income:
   Net Income                                                -              -             891                     -            891

   Other Comprehensive income, net of tax:
   Unrealized gain on available for sale
     Securities, net of reclassification
     adjustment of $ 0                                       -              -               -                    79             79
                                                                                                                        ----------

     Other comprehensive income                              -              -               -                     -            970
                                                                                                                        ----------

Shares issued                                                -             24               -                     -             24

Cash Dividends Paid $0.20 per share                          -              -            (238)                     -          (238)
                                                  ------------   ------------      ----------  --------------------     ----------

   Balances, March 31, 1998                         $       12       $ 12,572        $ 18,933                 $ 210       $ 31,727
                                                    ==========       ========        ========     =================       ========



Balances, December 31, 1998                          $      12       $ 12,663        $ 21,164                 $ 445       $ 34,284

Comprehensive Income:
Net Income                                                   -              -             950                     -            950

Other Comprehensive income, net of tax:
   Unrealized  (loss) on available for sale
     securities net of reclassification
     adjustment of $ 0                                       -              -               -                  (418)          (418)
                                                                                                                         ---------

     Other comprehensive income                              -              -               -                     -            532
                                                                                                                        ----------

Shares issued                                                -             25               -                     -             25

Cash Dividends Paid $0.20 per share                          -              -            (298)                    -           (298)
                                                  ------------   ------------      ----------         -------------     ----------

   Balances, March 31, 1999                         $       12       $ 12,688        $ 21,816       $            27       $ 34,543
                                                    ==========       ========        ========       ===============       ========


See accompanying Notes to Condensed Consolidated Financial Statements.

                             TALBOT BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)


                                                                                       For the Three Months Ended March 31,
                                                                                        1999                     1998
                                                                                        ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                                       $     950               $     891
       Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                          152                     115
       Discount accretion on debt securities                                                  (10)                    (20)
       Discount accretion on matured debt securities                                           10                      22
       Provision for credit losses, net                                                        14                      60
       Loss on other real estate owned                                                          9                      -
       Net changes in:
       Accrued interest receivable                                                           (325)                    (13)
       Other assets                                                                            (4)                    (34)
       Accrued interest payable on deposits                                                    59                       6
       Accrued expenses                                                                       195                     127
       Other liabilities                                                                        1                      (2)
                                                                                  ---------------           -------------

       Net cash provided by operating activities                                            1,051                   1,152
                                                                                  ---------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from maturities and principal payments of securities
       available for sale                                                                   7,096                   1,093
       Purchase of securities available for sale                                           (7,657)                 (1,009)
       Proceeds from maturities and principal payments of securities
       held to maturity                                                                       559                   2,996
       Purchase of securities held to maturity                                             (2,382)                      -
       Net increase in loans                                                               (5,862)                 (3,074)
       Purchase of loans                                                                   (1,400)                      -
       Proceeds from sale of loans                                                            165                       -
       Purchase of bank premises and equipment                                                (80)                    (52)
       Proceeds from sale of other real estate owned                                           36                       -
                                                                                   --------------            ------------

       Net cash used in investing activities                                               (9,525)                    (46)
                                                                                   --------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase (decrease) in demand, NOW, money market and
       savings deposits                                                                     7,260                  (6,561)
       Net increase (decrease) in certificates of deposit                                    (944)                  7,379
       Net increase in securities sold under agreement to repurchase                        2,050                   1,980
       Proceeds from issuance of common stock                                                  25                      24
       Dividends paid                                                                        (298)                   (238)
                                                                                    -------------            ------------

       Net cash provided decrease by financing activities                                   8,093                   2,584
                                                                                    -------------            ------------

NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (381)                  3,690
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           20,407                  16,165
                                                                                    -------------            ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $     20,026             $    19,855
                                                                                     ============             ===========


                             Talbot Bancshares, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1) The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at March 31, 1999 the results of operations for the three month period ended March 31, 1999 and 1998, and cash flows for the three month period ended March 31, 1999 and 1998 have been included. All such adjustments are of a normal recurring nature. The results of operations for the three month ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2) Year to date basic earnings per share is arrived at by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of 1,192,225 share for 1999 and 1,189,616 shares for 1998. The diluted earnings per share calculation is arrived at by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding options and warrants. The adjusted average shares for the three months ended March 31, 1999 and 1998 were 1,207,541 and 1,209,331, respectively.

3)     Under the  provisions  of Statements  of Financial  Accounting  Standards
       (SFAS) Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan" a loan is considered impaired if it is probable that the Company will not collect all principal and interest payments according to the loan's contracted terms. The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral of the loan is collateral dependent. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

Information with respect to impaired loans and the related valuation allowance is shown below:


                                                                               March 31,           March 31,         December 31,
(Dollars in thousands)                                                          1999               1998               1998
---------------------------------------------------------------------------------------------------------------------------------


Impaired loans with valuation allowance                                      $      78             $   119             $   109
Impaired loans with no valuation allowance                                         754               1,079                 718
                                                                              --------              ------              ------
     Total impaired loans                                                     $    832              $1,198             $   827
                                                                              ========              ======             =======

 Allowance for credit losses applicable to impaired loans                    $      48             $    55            $     79
Allowance for credit losses applicable to other than impaired loans              2,548               2,458               2,504
                                                                               -------              ------               -----
     Total allowance for credit losses                                         $ 2,596              $2,513              $2,582
                                                                               =======              ======              ======

Interest income on impaired loans recorded on the cash basis                $        8           $      2             $     23
                                                                            ==========           =========            ========

   Interest  income of $27,660  would have been  recorded  for the period  ended
   March 31, 1999 had the loans been current and in accordance with their original terms. Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

4) In the normal course of business, to meet the financial needs of its customers, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At March 31, 1999 total commitments to extend credit were approximately $46,320,000. Outstanding letters of credit total commitments included were approximately $2,406,000 at March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

   Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about the Company's confidence, policies, and strategies, the Year 2000 issue, adequacy of capital levels, and liquidity. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which the Company and its affiliates operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in MORE detail in the Company's Form 10-K, under the heading "Risk Factors." Actual results may differ materially from the such forward looking statements, and the Company assumes no obligation to update forward looking statements at any time.

Overview

     Net income for the first quarter of 1999 was $950,000 an increase of 6.6% over the $891,000 for the first quarter of 1998. On a per share basis earnings were $ .79 compared to $ .74 for the same period last year.

Net Interest Income

     Net interest income for the three months ended March 31, 1999 was higher than the same period last year due to an increase in average earning assets. The net interest margin decreased 43 basis points to 4.09% compared to 4.52% one year ago. Growth in average earning assets was concentrated in investment securities with an average yield of 5.85%. This growth was funded by growth in interest bearing deposits. The rate paid on interest bearing deposits decreased 8 basis points to 4.07% compared to 4.15% one year ago. Average loans increased approximately $10 million, however the overall yield on loans declined 47 basis points to 8.38% compared to 8.85% one year ago. Loans comprised 67.3% and 73.5% of total average earning assets at March 31, 1999 and 1998, respectively.

Non-interest Income

     Total non-interest income increased 45.8% in the first quarter of 1999 when compared to the same period in 1998. This increase is due to increased service charge assessed on deposit accounts, Automated Teller Machine fees assessed on non-bank customer transactions and income from non deposit product sales.

Non-interest expense

     Total non-interest expense, excluding taxes and the provision for loan losses, increased 3.5% for the quarter ended March 31, 1999 from the comparable period in 1998. This increase is due to the growth of the bank and expanded services being provided.

Analysis of Financial Condition

     Growth in Investment Securities and Loans was funded through increased customer deposits and securities sold under agreements to repurchase. Investment securities increased $1,625,000 or 1.9% totalling $84,996,000 at March 31, 1999 from $83,371,000 at December 31, 1998. Total loans increased $7,097,000 or 3.7% totalling $201,460,000 at March 31, 1999 compared to
     $194,363,000 at December 31, 1998. Total deposits increased $6,316,000 or 2.5% totalling $256,245,000 at March 31, 1999 compared to $249,929,000 at
     December 31, 1998. Securities sold under agreements to repurchase increased $2,050,000 or 12% totalling $19,161,000 at March 31, 1999 compared to
     $17,111,000 at December 31, 1998.

Liquidity and Capital Resources

     The Bank derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. At March 31, 1999 the Company's liquidity ratio was approximately 24%. There are no known trends or demands, commitments, events or uncertainties that management is aware of which will materially affect the Bank's ability to maintain liquidity at satisfactory levels.

     Total Stockholders' equity was $34.5 million at March 31, 1999, 8.9% higher than one year ago.

     Bank regulatory agencies have adopted various capital standards for financial institutions, including risk-based capital standards. The primary objectives of the risk-based capital framework are to provide a more consistent system for comparing capital positions of financial institutions and to take into account the different risks among financial institutions' assets and off- balance sheet items.

     Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels.

     A comparison of the capital as of March 31, 1999, with the minimum requirements is presented below.

                                                               Minimum
                                        Actual              Requirements
                                        ------              ------------
         Tier 1 Risk-based Capital      17.15%                 4.00%
         Total Risk-based Capital       18.40%                 8.00%
         Leverage Ratio                 11.39%                 4.00%

Loans

     The Company has established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts. The allowance is decreased by current period charge-off of uncollectible debts. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjusts the provision for credit losses based upon this analysis. The evaluation of the adequacy of the allowance for credit losses is based on a risk rating system of individual loans as well as collective evaluation of smaller balance homogenous loans based on factors such as past credit loss experience, local economic trends, non-performing and problem loans, and other factors which may impact collectibility, such as Year 2000. A loan is placed on nonaccrual when it is specifically determined to be impaired and principal and interest is delinquent for 90 days or more.

     The following table summarizes past due and non-performing assets of the Company.

                                                          March 31,           March 31,        December 31,
Non-performing Assets:                                      1999                1998               1998
                                                        ------------        ------------     ----------------

   Non-accrual loans                                         832               1,198                 827
   Other real estate owned                                   119                 303                 164
                                                        --------             -------            --------
                                                             951               1,501                 991
   Past due loans                                          1,362                 749                 671
                                                         -------             -------            --------
   Total non-performing and past due loans                $2,313              $2,250              $1,662
                                                          ======              ======              ======


     The following table presents a summary of the activity in the Allowance for Loan Losses.
                                                  Three Months Ended March 31,
(Dollars in thousands)                                 1999              1998
--------------------------------------------------------------------------------


Allowance balance - beginning of year              $  2,582          $  2,538
Charge-offs:
   Commercial and other                                  13                12
   Real estate                                           25                89
   Consumer                                              14                11
                                                   --------        ----------
     Totals                                              52               112
                                                   --------           -------

Recoveries:
   Commercial                                             2                 4
   Real Estate                                            -                18
   Consumer                                               4                 5
                                                  ---------         ---------
     Totals                                               6                27
                                                  ---------          --------
Net Charge-offs:
Provision for loan losses                                60                60
                                                  ---------          --------
Allowance balance-ending                          $   2,596         $   2,513
                                                  =========         =========

Average Loans outstanding during period            $195,450          $185,491
                                                   ========          ========
Net charge-offs (annualized) as a percentage of
   average loans outstanding during period             .09%              .18%
                                                  =========        ==========
Allowance for loan losses at period end as a
   percentage of average loans                        1.33%             1.35%
                                                   ========          ========

     Because the Company's loans are predominately real estate secured, weaknesses in the local real estate market may have an adverse effect on collateral values. The Company does not have any concentrations of loans in any particular industry, nor does it engage in foreign lending activities

Analysis of Interest Rates and Interest Differentials.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and yields earned and rates paid through the first three months of the year.

                                                                         1999                                    1998
                                                                         ----                                    ----
------------------------------------------------------------------------------------------------------------------------------------
                                                           Average       Income*    Yield*           Average    Income*    Yield*
(Dollars in thousands)                                     Balance      Expense      Rate            Balance    Expense     Rate
------------------------------------------------------------------------------------------------------------------------------------

Earning Assets
   Investment Securities                                  $ 82,704        $1,193     5.85%         $ 60 ,399     $  903     5.98%
   Loans                                                   195,450         4,028     8.38            185,491      4,049     8.85

   Federal Funds Sold                                       12,295           147     5.78              6,643         87     5.24
                                                         ---------      --------     ----           --------    -------     ----
   Total earning assets                                    290,449         5,343     7.51%           252,533      5,039     7.98%
                                                                         -------     -----                        -----     -----

Non-interest earning assets                                 12,145                                    11,720
                                                         ---------                                 ---------
   Total Assets                                           $302,594                                  $264,253
                                                          ========                                  ========

Interest bearing liabilities
   Interest bearing deposits                              $228,759       $ 2,313     4.10%          $199,829     $2,072     4.15%
   Borrowings                                               15,235           137     4.68             10,851        110     4.09
                                                         ---------       -------     ----          ---------     ------     ----
   Total interest bearing liabilities                      243,994         2,450     4.07            210,680      2,182     4.15
                                                                          ------     ----                        ------     ----









Non-interest bearing liabilities                            23,233                                    22,200
Stockholders' equity                                        35,367                                    31,373
                                                          --------                                  --------
Total liabilities and stockholders' equity                $302,594                                  $264,253
                                                          ========                                  ========

Net interest spread                                                       $2,928     3.43%                       $2,857     3.83%
Net interest margin                                                                  4.09%                                  4.52%

(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax rate of 34% and nondeductible interest expense.

(2) Average loan balances include non-accrual loans.

(3) Loan fee income is included in interest income for each loan category, which also is reflected in the yields.

Year 2000

         This  is  a  year  2000  readiness   disclosure  under  the  Year  2000
Information and Readiness Disclosure Act of 1998.

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

     2 Assessment - during this phase an inventory was conducted of all known Company processes that could reasonably be expected to be impacted by the Year 2000 Issue and their related vendors, if applicable. The identification process included information technology and communication systems such as personal computers, local area networks and servers, ATM modems, printers, copy machines, facsimile machines, telephones and the operating systems and software for these systems. It also included non-information technology systems, such as heating, air conditioning and vault controls, alarm systems, surveillance systems, time clocks, coin and currency counters, and postage meters. The Company inventoried all the systems listed above in October 1997 and performed an initial assessment of potential risks from either under or nonperformance arising from incorrect processing and usage of dates after December 31, 1999. All outside services and major vendors were contacted to ascertain their individual levels of Year 2000 compliance. From vendor responses and/or certifications of Year 2000 compliance the Company determined that all vendors are aware of the issue and are working toward compliance. The Company expects all vendors to be Year 2000 compliant prior to December 31, 1999. The assessment phase is complete, although it is updated periodically as necessary.

     3. Renovation and/or replacement - this phase includes programming code enhancements, hardware and software upgrades, system replacements, vendor certification and any other changes necessary to make any hardware, software and other equipment Year 2000 compliant. The Company does not perform in-house programming, and thus is dependent on external vendors to ensure and modify, if needed, the hardware, software or other services it provides to the Company for Year 2000 compliance. The Company's data processing for its core services (deposit, loan and related support processing) is performed by Delmarva Bank Data Processing Center, Inc.("Delmarva"). Delmarva reports its Year 2000 compliance progress to the Company on a regular basis. These reports indicate that they are on or ahead of schedule in all areas and the Company expects Delmarva to be Year 2000 compliant prior to December 31, 1999.

     4. Validation - The next phase for the Company under the plan is to complete a comprehensive testing of all known processes. Testing with Delmarva was completed in August, 1998. All core systems tested compliant. The Company has performed Year 2000 testing of all employee computer work stations, and all were either upgraded or replaced with compliant systems. The testing of all known processes was substantially complete at March 31, 1999.


     5. Implementation - this phase will occur when Year 2000 processing commences. On some applications the Company is already entering dates greater than December 31, 1999 into its systems. In these situations no adverse events have been noted. The significant part of the implementation phase will occur after December 31, 1999.

The Company has developed contingency plans for processes that do not process information reliably and accurately after December 31, 1999, including a contingency plan to provide operating alternatives for continuation of services to the Bank's customers in the event of systems or communication failures at the beginning of the Year 2000. The contingency plan was completed at December 31, 1998. Based on preliminary planning during development of the contingency plan, management believes that the Company will be able to continue to operate in the Year 2000 even if some systems fail. At the end of December 1999, we will generate paper and spreadsheet backup of all customer and general ledger accounts. Due to the size of the Bank, we believe that we would be able to operate with all transactions processed manually until normal operations can be restored. This procedure could require changing of schedules and hiring of temporary staff. We expect this procedure, if necessary, to be short term and not materially increase our operating cost, however, if this procedure were to continue for any extended period of time, or if we ultimately had to change data service providers, the cost could be material.

Ultimately, the success of the Company's efforts to address the Year 2000 issue depends to a large extent not only on the corrective measures that the Company undertakes, but also on the efforts undertaken by businesses and other independent entities who provide data to, or receive data from, the Company such as borrowers, vendors or customers. In particular, the Company's credit risk associated with its borrowers may increase as a result of problems such borrowers may have resolving their own Year 2000 issues. The Company is also in the process of assessing the Year 2000 readiness of significant borrowers and depositors. Significant borrowers and depositors are commercial customers with individual non-mortgage loans in excess of $300,000 or loan relationships in excess of $750,000 if secured, $500,000 if unsecured. Surveys of each significant borrower and depositor's awareness of the Year 2000 issue and their ability to become compliant are being performed. This step is not expected to require a significant amount of time or resources. Based on the survey responses, Management is not aware of any material risks posed by the Year 2000 status of significant borrowers and depositors. From now until 2000, the Company will endeavor to monitor the Year 2000 efforts of its borrowers and will implement a course of action and procedures designed to reduce any increased potential risk as a result of Year 2000 issues.

As of April 30, 1999 the following chart shows the current and projected status of the Bank's Year 2000 compliance efforts:

         Phase                              12/31/98       04/30/99     6/30/99
         -----                              --------       --------     -------

         Awareness                              100%            -          -
         Assessment                             100%            -          -
         Renovation                              95%          100%         -
         Validation                              85%           95%       100%

The Company expensed approximately $36,000 in the first quarter of 1999 on Year 2000 costs. For the years ended December 31, 1998 and 1997 the Company expensed approximately $101,000 and $58,000, respectively. Based on an analysis of projected expenses performed the total cost of the Year 2000 project is currently estimated at $300,000. Funding of the Year 2000 project costs will come from normal operating cash flow, however, the majority of expenses associated with the Year 2000 Issue are the cost of existing personnel and will not have a material effect on the reported net income for the Company. Should the Company have to resort to alternative operating procedures due to major systems or communication failures at the beginning of the Year 2000, the extra costs could be material. Other projects have been delayed due to time spent on the Year 2000 project, however, these have not had a material effect on our financial condition or results of operations.

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

Because of the serious implications of these scenarios, the primary emphasis of the Company's Year 2000 efforts is to correct, with complete replacement if necessary, any systems or processes whose Year 2000 test results are not satisfactory prior to the Year 2000. Nevertheless, should one of the most reasonably likely worst case scenarios occur in the Year 2000, the Company, as noted above, has formalized a contingency plan that would allow for limited transactions until the Year 2000 problems are fixed.

The costs of the Year 2000 project and the date on which the Company plans to complete Year 2000 compliance are based on management's best estimates, which were derived using numerous assumptions of future events such as the availability of certain resources (including internal and external resources), third party vendor plans and other factors. However, there can be no guarantee that these estimates will be achieved at the cost disclosed or within the time frame indicated, and actual results could differ materially from these plans. Factors that might affect the timely and efficient completion of the Company's Year 2000 project include, but are not limited to, vendors' abilities to adequately correct or convert software and the effect on the Company's ability to test its systems, the availability and cost of personnel trained in the Year 2000 area, the ability to identify and correct all relevant computer programs and similar uncertainties.

Bank regulatory agencies have issued guidance under which they are assessing Year 2000 readiness. The failure of a financial institution to take appropriate action to address deficiencies in the Year 2000 project management process may result in enforcement actions which could have a material adverse effect on such institution, result in the imposition of civil money penalties or result in the delay (or receipt of an unfavorable or critical evaluation of management of a financial institution in connection with regulatory review) of applications seeking to acquire other entities or otherwise expand the institution's activities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company utilizes a simulation model to quantify the effect a hypothetical plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of December 31, 1998 the model produced the following sensitivity profile for net interest income and the fair value capital:


                                                                                                  Immediate Change in Rates
                                                                                ----------------------------------------------------

                                                                        +200 Basis Points    -200 Basis Points        Policy Limit
------------------------------------------------------------------------------------------------------------------------------------


% Change in Net Interest Income                                                8.67%          (11.46%)                    +/-25%
% Change in Fair Value of Capital                                             10.01%          (12.28%)                    +/-15%


Based on the composition of the Balance Sheet and the current interest rate environment the results of this simulation would not be materially different at March 31, 1999.

                                     Part II

                                Other Information


Item 4.  Submission of Mattes to Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on April 28, 1999, the stockholders elected four individuals to serve as a Director until the 2002 Annual Meeting of Stockholders, and until their successors are duly elected and qualify. The Company submitted the matter to a vote through the solicitation of proxies. The results of the election are as follows:

Class I Nominees (Term expires 2002)      For         Against      Abstain
                                          ---         -------      -------

Herbert L. Andrew, III                  967,602        3,484         500
Blenda W. Armistead                     963,404        7,682         500
Lloyd L. Beatty, Jr.                    970,002        1,084         500
Donald D. Casson                        968,402        2,684         500


The stockholders also approved the 1999 Stock Option Plan. The results of the voting are as follows:

                                                For         Against      Abstain
                                                ---         -------      -------

                                              712,375       84,893       23,654



Item 6.  Exhibits and Reports on Form 8-K.

     a)  Exhibits

         Exhibit 27 - Financial Data Schedule

     b)  No Forms 8-K filed.

                                   Signatures


Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TALBOT BANCSHARES, INC.


Date:  May 13, 1999                 By: /s/ W. Moorhead Vermilye
                                        ----------------------------------------
                                        President


Date:  May 13, 1999                 By: /s/ Susan E. Leaverton
                                        ----------------------------------------
                                        Susan E. Leaverton, CPA
                                        Treasurer/Principal Accounting Officer