Form 10-Q
period 1999-06-30
TALBOT BANCSHARES INC
filed 1999-08-13
CIK 1043056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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


As of July 31, 1999, there were 1,192,632 shares of common stock outstanding. This is the only class of outstanding shares.

                                      INDEX




Part I.


Item 1.  Financial Statements                                              Page

  Condensed Consolidated Balance Sheets -
      June 30, 1999 and 1998 (unaudited) and December 31, 1998                3

  Condensed Consolidated Statements of Income -
      Three and six months ended June 30, 1999 and 1998 (unaudited)           4

  Condensed Consolidated Statements of changes in Stockholders' Equity -
      For the six Month Period ended June 30, 1999 (unaudited)                5

  Condensed Consolidated Statements of Cash Flows -
      Six months ended June 30, 1999 and 1998 (unaudited)                     6

  Notes to Condensed Consolidated Financial Statements (unaudited)          7-8

Item 2.  Managements Discussion and Analysis of Financial Condition
     and Results of Operations                                             9-11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          12

Part II.

Item 6.  Exhibits and Reports on Form 8-K                                    12

Part I

Item 1.  Financial Statements

                             TALBOT BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, except per share amounts)

                                                                     June 30,         June 30,       December 31,
ASSETS:                                                                1999              1998              1998
-------                                                           ---------------   ---------------  -----------------
                                                                   (unaudited)       (unaudited)

Cash and due from banks                                                 $7,774       $     7,021         $    8,004
Federal funds sold                                                         525            15,153             12,403
Investment in debt securities:
   Held-to-maturity, at amortized cost (fair value of $11,530,
   $16,727, $13,963, respectively)                                      11,577            16,668             13,871
   Available for sale, at fair value                                    61,279            39,134             69,500
Loans, less allowance for credit losses ($2,605, $2,524,
   $2,583, respectively)                                               207,376           186,157            191,781
Bank premises and equipment                                              3,067             3,078              2,977
Other real estate owned                                                    124               318                164
Accrued interest receivable on loans and investment securities           2,149             1,838              2,169
Deferred income tax benefits                                               946               409                342
Other assets                                                               975             1,068              1,043
                                                                    ----------        ----------         ----------

   TOTAL ASSETS                                                       $295,792          $270,844           $302,254
                                                                      ========          ========           ========

LIABILITIES:

Deposits:
   Non-interest bearing demand                                        $ 25,392          $ 21,768           $ 25,483
   NOW and Super NOW                                                    48,591            50,769             50,207
   Certificates of deposit $100,000 or more                             28,262            25,054             45,733
   Other time and savings                                              135,030           125,363            128,506
                                                                      --------          --------           --------
       Total Deposits                                                  237,275           222,954            249,929

Short term borrowings                                                   22,884            14,676             17,111
Other liabilities                                                          772               689                930
                                                                     ---------        ----------         ----------

   TOTAL LIABILITIES                                                   260,931           238,319            267,970
                                                                      --------          --------           --------

STOCKHOLDERS' EQUITY:
Common  Stock,  Par  Value  $.01;   authorized  25,000,000  shares;  issued  and
   outstanding:
     June 30, 1999           1,192,632
     June 30, 1998           1,191,202
     December 31, 1998       1,192,202                                      12                12                 12
Surplus                                                                 12,686            12,611             12,663
Retained earnings                                                       22,677            19,697             21,164
Accumulated other comprehensive income                                   (514)               205                445
                                                                  ------------         ---------         ----------

   TOTAL STOCKHOLDERS' EQUITY                                           34,861            32,525             34,284
                                                                     ---------         ---------           --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $295,792          $270,844           $302,254
                                                                      ========          ========           ========


See accompanying notes to Condensed Consolidated Financial Statements.

                             TALBOT BANCSHARES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                              Three Months Ended June 30,            Six Months Ended June 30,
                                                                 1999              1998                  1999            1998
INTEREST INCOME
   Loans, including fees                                            $ 4,328           $ 4,159               $ 8,356       $ 8,202
   Interest and dividends on investment securities
     Taxable                                                          1,070               787                 2,192         1,594
     Tax-exempt                                                          36                60                   82            125
   Federal funds sold                                                    48               105                   195           192
                                                                    -------          --------              --------      --------

       Total interest income                                          5,482             5,111                10,825        10,113
                                                                    -------           -------               -------      --------

INTEREST EXPENSE
     Certificates of deposit, $100,000 or more                          465               362                 1,097           742
     Other deposits                                                   1,726             1,712                 3,407         3,404
     Other interest                                                     179               151                   316           262
                                                                    -------           -------               -------       -------

       Total interest expense                                         2,370             2,225                 4,820         4,408
                                                                    -------            ------               -------        ------

NET INTEREST INCOME                                                   3,112             2,886                 6,005         5,705

PROVISION FOR CREDIT LOSSES                                              60                60                   120           120
                                                                   --------           -------               -------       -------

NET INTEREST INCOME AFTER PROVISION FOR
   CREDIT LOSSES                                                      3,052             2,826                 5,885         5,585
                                                                    -------           -------               -------       -------

NONINTEREST INCOME
   Service charges on deposit accounts                                  218               154                   404           289
   Loss on sale of securities                                            12                 9                    12             9
   Other noninterest income                                              30                44                    70            64
                                                                    -------           -------                ------            --

       Total noninterest income                                         260               207                   486           362
                                                                     ------             -----                 -----         -----

NONINTEREST EXPENSES
   Salaries and employee benefits                                       897               866                 1,812         1,774
   Expenses of premises and fixed assets                                181               168                   372           350
   Other noninterest expense                                            457               465                   978           945
                                                                    -------           -------               -------       -------

       Total noninterest expense                                      1,535             1,499                 3,162         3,069
                                                                     ------            ------                ------        ------

INCOME BEFORE TAXES ON INCOME                                         1,777             1,534                 3,209         2,878

Federal and State income taxes                                          618               533                 1,100           986
                                                                    -------           -------             ---------           ---

NET INCOME                                                           $1,159            $1,001                $2,109        $1,892
                                                                     ======            ======                ======        ======

PER SHARE DATA:
   Diluted earnings per common share                                $   .96           $   .82                $ 1.75        $ 1.56




See accompanying notes to Condensed Consolidated Financial Statements.


                                                      TALBOT BANCSHARES, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                                       (Dollars in thousands)




                                                                                                       Accumulated
                                                                                                         other
                                                      Common                         Retained         Comprehensive
                                                      Stock          Surplus         Earnings           Income            Total

Balances, December 31, 1997                        $        12        $12,548         $18,280                  $131        $30,971

Net Income                                                   -              -           1,892                     -          1,892

Cash Dividends Paid $0.40 per share                          -              -           (475)                     -          (475)

Other Comprehensive income, net of tax:
   Unrealized gain on available for sale securities,
     net of reclassification adjustment of $(1)              -              -               -                    74             74
                                                                                                                         ---------

     Other comprehensive income                                                                                                 74

Shares issued                                                -             63               -                     -             63
                                                  ------------     ----------     -----------  --------------------      ---------

   Balances, June 30, 1998                         $        12        $12,611         $19,697                  $205        $32,525
                                                   ===========        =======         =======      ================        =======



Balances, December 31, 1998                        $        12        $12,663         $21,164                  $445        $34,284

Net Income                                                   -              -           2,109                     -          2,109

Cash Dividends Paid $0.50 per share                          -              -           (596)                     -          (596)

Other Comprehensive income, net of tax:
   Unrealized loss on available for sale securities,
     net of reclassification adjustment of $101              -              -               -                 (959)          (959)
                                                                                                                       -----------

     Other comprehensive income                                                                                              (959)

Shares issued                                                -             52               -                     -            52
Shares repurchased and retired                               -            (29)              -                     -           (29)
                                                 -------------    ---------------------------  --------------------    -----------

     Balances, June 30, 1999                       $        12        $12,686         $22,677                 (514)        $34,861
                                                   ===========        =======         =======      ================        =======












See accompanying Notes to Condensed Consolidated Financial Statements.


                             TALBOT BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)


                                                                                       For the Six Months Ended June 30,
                                                                                          1999                      1998
                                                                                          ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                         $   2,109                 $   1,892
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                          311                       235
     Discount accretion on debt securities                                                 (18)                      (35)
     Discount accretion on matured debt securities                                           10                        91
     Gain on sale of securities                                                            (12)                       (9)
     Loss on sale of other real estate owned                                                 10                       -
     Provision for credit losses, net                                                        22                       120
     Net changes in:
       Accrued interest receivable                                                           20                       111
       Other assets                                                                          68                     (100)
       Accrued interest payable on deposits                                                (35)                      (12)
       Other liabilities                                                                  (123)                     (179)
                                                                              -----------------       -------------------

       Net cash provided by operating activities                                          2,362                     2,114
                                                                              -----------------         -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale                                   6,073                     5,062
   Proceeds from maturities and principal payments of securities
     available for sale                                                                   9,114                     1,181
   Purchase of securities available for sale                                            (8,648)                   (8,107)
   Proceeds from maturities and principal payments of securities
     held to maturity                                                                     4,654                     8,532
   Purchase of securities held to maturity                                              (2,382)                   (1,000)
   Net increase in loans                                                               (14,402)                   (3,522)
   Purchase of loans                                                                    (1,400)                         -
   Proceeds from sale of loans                                                              185                         -
   Purchase of bank premises and equipment                                                (240)                      (87)
   Proceeds from sale of other real estate owned                                             80                         -
   Purchase other real estate owned                                                        (50)                     (204)
                                                                             ------------------       -------------------
       Net cash provided by investing activities                                        (7,016)                     1,855
                                                                               ---------------        -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in demand, NOW, money market and
     savings deposits                                                                     3,109                   (3,343)
   Net increase(decrease) in certificates of deposit                                   (15,763)                     1,383
   Net increase in securities sold under agreement to repurchase                          5,773                     4,412
   Proceeds from issuance of common stock                                                    52                        63
   Common stock repurchased and retired                                                    (29)                         -
   Dividends paid                                                                         (596)                     (475)
                                                                               ----------------           ---------------

       Net cash provided (used) by financing activities                                 (7,454)                     2,040
                                                                                 --------------            --------------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                    (12,108)                     6,009
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         20,407                    16,165
                                                                                ---------------            --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $        8,299             $      22,174
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

     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10Q. In the opinion of the management of the Company, all adjustments necessary to present fairly the financial position at June 30, 1999, the results of operations for the three and six month periods ended June 30, 1999 and 1998, and cash flows for the six month period ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited consolidated financial statements and footnotes included in the 1998 Annual Report to Shareholders and Form 10K.

2) Year to date basic earnings per share is arrived at by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of 1,192,208 share for 1999 and 1,189,987 shares for 1998. The diluted earnings per share calculation is arrived at by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding options and warrants. The adjusted average shares for the six months ended June 30, 1999 and 1998 were 1,207,428 and 1,210,273, respectively.

3) Under the provisions of Statements of Financial Accounting Standards (SFAS) Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan" a loan is considered impaired if it is probable that the Company will not collect all principal and interest payments according to the loan's contracted terms. The impairment of a loan is measured at the present value of expected future cash flows using the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

Information with respect to impaired loans and the related valuation allowance is shown below:

                                                                                June 30,          June 30,           December 31,
(Dollars in thousands)                                                           1999              1998               1998
------------------------------------------------------------------------------------------------------------------------------------


Impaired loans with valuation allowance                                            $  60          $     90            $    109
Impaired loans with no valuation allowance                                           657               817                 718
                                                                                 -------           -------             -------
     Total impaired loans                                                         $  717           $   907             $   827
                                                                                  ======           =======             =======

Allowance for credit losses applicable to impaired loans                            $ 30          $     40            $     79
Allowance for credit losses applicable to other than impaired loans                2,575             2,484               2,504
                                                                                --------           -------             -------
     Total allowance for credit losses                                           $ 2,605           $ 2,524             $ 2,583
                                                                                 =======           =======             =======

Interest income on impaired loans recorded on the cash basis                   $      15        $        8            $     23
                                                                               =========        ==========            ========

     Interest income of $55,600 would have been recorded for the period ended June 30, 1999 had the loans been current and in accordance with their original terms. Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

4) In the normal course of business, to meet the financial needs of its customers, the Bank is a party to financial instruments with off- balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At June 30, 1999 total commitments to extend credit were approximately $46,989,000. Outstanding letters of credit were approximately $2,668,000 at June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion is designed to provide a better understanding of the financial position of Talbot Bancshares, Inc., and should be read in conjunction with the December 31, 1998 audited consolidated financial statements and notes.

Forward-Looking Information

   Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about the Company's confidence, policies, and strategies, the Year 2000 issue, adequacy of capital levels, and liquidity. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which the Company and its affiliates operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in more detail in the Company's Form 10-K, under the heading "Risk Factors." Actual results may differ materially from such forward looking statements, and the Company assumes no obligation to update forward looking statements at any time.

Overview

     Net income for the six months ended June 30, 1999 increased 11.5% totalling $2,109,000 compared to $1,892,000 for June 30, 1998. On a per share basis earnings were $1.75 and $1.56 for the six month periods ended June 30, 1999 and 1998, respectively. Net income for the second quarter of 1999 increased $158,000 or 13.6% totalling $1,159,000 compared to $1,001,000 for 1998. On a per share basis earnings for the quarter were $0.96 compared to $0.82 for the same period last year.

     Increased volume of investment securities and loans compared to last year are the primary source of increased earnings. Investment securities
     totalled   $72,856,000   and   $55,802,000  at  June  30,  1999  and  1998,
     respectively. Total loans were $209,981,000 and $188,861,000 at June 30, 1999 and 1998, respectively. Deposits increased 6% totalling $237,275,000 when compared to one year ago, however during the first six months of 1999 deposits declined 5% due to a decline in balances of a municipal depositor.

Net Interest Income

     Net interest income on a fully tax equivalent basis increased $284,000 or 4.9% for the six month period ended June 30, 1999 compared to the same period in 1998. The overall yield on earning assets declined .52% compared to last year, however a decline in the rate paid for interest bearing liabilities of .21% resulted in a lesser .38% decline in the net interest margin. The effect of the decline in net interest yields on interest income was offset by a $34,340,000 increase in the average balances of earning assets for the six month period ended June 30, 1999.

     Increased volume of investment securities generated a net increase in interest income of $531,000 of 29.7% for the six months ended June 30, 1999 compared to 1998. The average yield on investment securities continued to decline in the first six months of 1999 from from 5.93% at December 31, 1998 to 5.78% at June 30, 1999. The yield on investment securities at June 30, 1998 was 6.01%. Loans contributed $163,000 to increased interest income due to increased volume. The yield on loans decreased .37% from 8.75% at December 31, 1998 to 8.38% at June 30, 1999. Loan yield at June 30, 1998 was 8.84%. The growth in earning assets was funded by an increase in interest bearing liabilities comprised primarily of growth in deposits. The rate paid on interest bearing liabilities declined from 4.21% to 4.00% for the six months ended June 30, 1999 compared to one year ago.

Non-interest Income

     Total non-interest income increased 25.6% and 34.3% for the quarter and six months ended June 30, 1999 compared to the same periods in 1998. These increases are a result of increases in service charges assessed on deposit accounts, Automated Teller Machine fees assessed on non-bank customer transactions, and fees earned on the sale of non-deposit investment products. Service charges, on deposit accounts increased 41.6% and 37.4%, respectively for the quarter and six months ended June 30, 1999 when compared to the same periods in 1998.

Non-interest expense

     Total non-interest expense, excluding the provision for credit losses increased $36,000 or 2.4% and $93,000 or 3% for the quarter and six months ended June 30, 1999. These increases are the result of general increase in salaries and benefits, and other expenses, associated with the growth of the Bank and expanded services being provided.

Analysis of Financial Condition

     Loan growth and a decline in customer deposits during the six months ended June 30, 1999 were funded through sales and maturities of investment securities, as well as an increase in short term borrowings. At June 30, 1999 the bank had outstanding $5,000,000 in overnight advances from the Federal Home Loan Bank under an established line of credit. Investment securities decreased $10,515,000 or 13% totalling $72,856,000 at June 30, 1999 from $83,371,000 at December 31, 1998. Loans increased 8% to $209,981,000 at June 30, 1999 from $194,364,000 at December 31, 1998. Total deposits  decreased  $12,654,000  to  $237,275,000  at June 30,  1999  from
     $249,929,000 at December 31, 1998. Securities sold under agreements to repurchase increased $773,000 totalling $17,884,000 at June 30, 1999, compared to $17,111,000 at December 31, 1998.

Liquidity and Capital Resources

     The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. At June 30, 1999 the Company's liquidity ratio was approximately 24%. There are no known trends or demands, commitments, events or uncertainties that management is aware of which will materially affect the Company's ability to maintain liquidity at satisfactory levels.

     Total Stockholders' equity was $34.8 million at June 30, 1999, 7.2% higher than one year ago.

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

     A comparison of the Company's capital as of June 30, 1999, with the minimum requirements is presented below.

                                                               Minimum
                                         Actual              Requirements

         Tier 1 Risk-based Capital      17.16%                 4.00%
         Total Risk-based Capital       18.35%                 8.00%
         Leverage Ratio                 11.66%                 3.00%


Loans

     The Company has established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts. The allowance is decreased by current period charge-off of uncollectible debts. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjust the provision for credit losses based upon this analysis. The evaluation of the adequacy of the allowance for credit losses is based on a risk rating system of individual loans as well as collective evaluation of smaller balance homogenous loans based on factors such as past credit loss experience, local economic trends, non-performing and problem loans, and other factors which may impact collectibility, such as Year 2000. A loan is placed on nonaccrual when it is specifically determined to be impaired and principal and interest are delinquent for 90 days or more.

     The following table summarizes past due and non-performing assets of the Company.

                                                            June 30,          June 30,       December 31,
                                                              1999              1998             1998
                                                              ----              ----             ----
   Non performing Assets:                                              (dollars in thousands)
     Non-accrual loans                                    $    717          $    907         $    827
     Other real estate owned                                   119               318              164
                                                           -------           -------           ------
                                                               836             1,225              991
     Past due loans                                          1,370             1,333              671
                                                           -------          --------           ------
     Total non-performing and past due loans               $ 2,206           $ 2,558           $1,662
                                                           =======           =======           ======


     The following table presents a summary of the activity in the Allowance for Loan Losses.


                                                              Three Months Ended June 30,            Six Months Ended June 30,
(dollars in thousands)                                           1999            1998                    1999           1998
------------------------------------------------------------------------------------------------------------------------------------

Allowance balance - beginning                                    $  2,596       $  2,513                $  2,582         $ 2,538
Charge-offs:
   Commercial and other                                                67             43                      80              55
   Real estate                                                          -             38                      25             127
   Consumer                                                            19              5                      33              16
                                                                ---------       --------               ---------        --------
     Totals                                                            86             86                     138             198
                                                                ---------        -------                --------        --------
Recoveries:
   Commercial                                                          17             22                      19              26
   Real Estate                                                          9              1                       9              19
   Consumer                                                             9             14                      13              19
                                                                ---------       --------               ---------        --------
     Totals                                                            35             37                      41              64
                                                                ---------      ---------               ---------        --------
Net Charge-offs:                                                       51             49                      97             134
Provision for loan losses                                              60             60                     120             120
                                                                ---------      ---------                --------       ---------
Allowance balance-ending                                        $   2,605      $   2,524               $   2,605       $   2,524
                                                                =========      =========               =========       =========

Average Loans outstanding during period                          $207,211       $188,553                $201,498        $187,323
                                                                 ========       ========                ========        ========
Net charge-offs (annualized) as a percentage of
   average loans outstanding during period                           .10%           .10%                    .10%            .14%
                                                               ==========     ==========              ==========      ==========
Allowance for loan losses at period end as a
   percentage of average loans                                      1.26%          1.34%                   1.29%           1.35%
                                                                =========      =========               =========        ========

Because the Company's loans are predominately real estate secured, weaknesses in the local real estate market may have an adverse effect on collateral values. The Company does not have any concentrations of loan in any particular industry, nor does it engage in foreign lending activities.

Analysis of Interest Rates and Interest Differentials.

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and yields earned and rates paid through the first six months of the year.

                                                                         1999                                    1998
                                                                         ----                                    ----
------------------------------------------------------------------------------------------------------------------------------------
                                                           Average       Income*    Yield*           Average    Income*    Yield*
(dollars in thousands)                                     Balance      Expense      Rate            Balance    Expense     Rate
------------------------------------------------------------------------------------------------------------------------------------

Earning Assets
   Investment Securities                                  $ 81,059      $  2,317     5.78%          $ 59,972    $ 1,786     6.01%
   Loans                                                   201,498         8,378     8.38            187,323      8,215     8.84
   Federal Funds Sold                                        8,115           195     4.76              6,947        192     5.49
                                                          --------      --------     ----          ---------    -------     ----
   Total earning assets                                   $290,672       $10,890     7.56%          $254,242    $10,193     8.08%
                                                                         -------                                -------
Non-interest earning Assets                               $ 12,311                                 $  10,872
                                                          --------                                 ---------
   Total Assets                                           $302,983                                  $265,114
                                                          ========                                  ========

Interest bearing liabilities
   Interest bearing deposits                              $225,777      $  4,505     4.02%          $198,778    $ 4,145     4.21%
   Borrowings                                               17,035           317     3.75             12,659        264     4.15
                                                          --------      --------     ----           --------     ------     ----
   Total interest bearing liabilities                     $242,812      $  4,822     4.00%          $211,437    $ 4,409     4.21%
                                                                        --------                                -------
Non-interest bearing liabilities                          $ 25,408                                  $ 21,983
Stockholders' equity                                        34,763                                    31,694
                                                          --------                                  --------
Total liabilities and Stockholders' equity                $302,983                                  $265,114
                                                          ========                                  ========

Net interest spread                                                      $ 6,068     3.55%                      $ 5,784     3.88%
                                                                         =======                                =======
Net interest margin                                                                  4.21%                                  4.59%

(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax rate of 34% and nondeductible interest expense.
(2) Average loan balances include non-accrual loans.
(3) Loan fee income is included in interest income for each loan category and yield calculations are based on the total.

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

   The Company formed a Year 2000 Committee, which is comprised of a cross-section of the Company's employees, in 1996. This Committee is leading the Company's Year 2000 efforts to ensure that the Company is properly prepared for the Year 2000. The Company's Board of Directors has approved a plan submitted by the Year 2000 Committee that was developed in accordance with guidelines set forth by the Federal Financial Institutions Examination Council. This plan has five primary phases related to internal Year 2000 compliance:

     1. Awareness - this phase is ongoing and is designed to inform the Company's Board of Directors (the "Board") and Executive management ("Management"), employees, customers and vendors of the impact of the Year 2000 Issue. Since September 1997, the Board has been apprised of the Company's efforts at their regular meetings. In addition, all customers were updated with respect to the Company's Year 2000 efforts through several mailings sent in 1998 and 1999.

     2 Assessment - during this phase an inventory was conducted of all known Company processes that could reasonably be expected to be impacted by the Year 2000 Issue and their related vendors, if applicable. The identification process included information technology and communication systems such as personal computers, local area networks and servers, ATM modems, printers, copy machines, facsimile machines, telephones and the operating systems and software for these systems. It also included non- information technology systems, such as heating, air conditioning and vault controls, alarm systems, surveillance systems, time clocks, coin and currency counters, and postage meters. The Company inventoried all the systems listed above in October 1997 and performed an initial assessment of potential risks from either under or nonperformance arising from incorrect processing and usage of dates after December 31, 1999. All outside services and major vendors were contacted to ascertain their individual levels of Year 2000 compliance. From vendor responses and/or certifications of Year 2000 compliance the Company determined that all vendors are aware of the issue and are working toward compliance. The Company expects all vendors to be Year 2000 compliant prior to December 31, 1999. The assessment phase is complete, although it is updated periodically as necessary.

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

     4. Validation - The next phase for the Company under the plan is to complete a comprehensive testing of all known processes. Testing with Delmarva was completed in August, 1998. All core systems tested compliant. The Company has performed Year 2000 testing of all employee computer work stations, and all were either upgraded or replaced with compliant systems. The testing of all known processes was complete at June 30, 1999.

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

Ultimately, the success of the Company's efforts to address the Year 2000 issue depends to a large extent not only on the corrective measures that the Company undertakes, but also on the efforts undertaken by businesses and other independent entities who provide data to, or receive data from, the Company such as borrowers, vendors or customers. In particular, the Company's credit risk associated with its borrowers may increase as a result of problems such borrowers may have resolving their own Year 2000 issues. The Company is also in the process of assessing the Year 2000 readiness of significant borrowers and depositors. Significant borrowers and depositors are commercial customers with individual non-mortgage loans in excess of $300,000 or loan relationships in excess of $750,000 if secured, $500,000 if unsecured. Surveys of each significant borrower and depositor's awareness of the Year 2000 issue and their ability to become compliant have been performed. This step has not, and is not expected to, require a significant amount of time or resources. Based on the survey responses, Management is not aware of any material risks posed by the Year 2000 status of significant borrowers and depositors. From now until 2000, the Company will endeavor to monitor the Year 2000 efforts of its borrowers and will implement a course of action and procedures designed to reduce any increased potential risk as a result of Year 2000 issues.

As of June 30, 1999 the following chart shows the status of the Bank's Year 2000 compliance efforts:

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

The Company expensed approximately $72,000 during the six month period ended June 30, 1999 on Year 2000 costs. For the years ended December 31, 1998 and 1997 the Company expensed approximately $101,000 and $58,000, respectively. Based on an analysis of projected expenses performed the total cost of the Year 2000 project is currently estimated at $305,000. Funding of the Year 2000 project costs will come from normal operating cash flow, however, the majority of expenses associated with the Year 2000 Issue are the cost of existing personnel and will not have a material effect on the reported net income for the Company. Should the Company have to resort to alternative operating procedures due to major systems or communication failures at the beginning of the Year 2000, the extra costs could be material. Other projects have been delayed due to time spent on the Year 2000 project, however, these have not had a material effect on our financial condition or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company utilizes a simulation model to quantify the effect a hypothetical plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as repayments of loans in periods of declining rates. When actual changes in interest rates occur the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of March 31, 1999 the model produced the following sensitivity profile for net interest income and the fair value capital:


                                                                 Immediate Change in Rates
                                                ----------------------------------------------------
                                        +200 Basis Points      -200 Basis Points       Policy Limit
----------------------------------------------------------------------------------------------------


% Change in Net Interest Income                7.70%           (10.9%)                 +/-25%
% Change in Fair Value of Capital              1.8%            ( 7.4%)                 +/-15%


Based on the composition of the Balance Sheet and the Current interest rate environment the results of this simulation would not be materially different at June 30, 1999.




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


                                TALBOT BANCSHARES, INC.


Date:  August 13, 1999          By: /s/ W. Moorhead Vermilye
                                    -----------------------------------------
                                   W. Moorhead Vermilye
                                   President


Date:  August 13, 1999          By: /s/ Susan E. Leaverton
                                    -----------------------------------------
                                   Susan E. Leaverton, CPA
                                   Treasurer/Principal Accounting Officer