Form 10-Q
period 1999-09-30
TALBOT BANCSHARES INC
filed 1999-11-15
CIK 1043056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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


Former name, former address and former fiscal year,if changed since last report.

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


          As of October 31, 1999, registrant had outstanding 1,192,672 shares of common stock.




                                      INDEX


Part I.
                                                                                             Page
                                                                                             -----
Item 1. Financial Statements

  Condensed Consolidated Balance Sheets -
     September 30, 1999 and 1998 (unaudited) and December 31, 1998                           3

  Condensed Consolidated Statements of Income -
     Three and nine months ended September 30, 1999 and 1998 (unaudited)                     4

  Condensed Consolidated Statements of Changes in Stockholders' Equity -
     Nine months ended September 30, 1999 and 1998 (unaudited)                               5

  Condensed Consolidated Statements of Cash Flows -
     Nine months ended September 30, 1999 and 1998 (unaudited)                               6

  Notes to Condensed Consolidated Financial Statements (unaudited)                           7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                           8-13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                          13

Part II.

Item 6.  Exhibits and Reports on Form 8-K                                                    13

Part I

Item 1.  Financial Statements

                                                        TALBOT BANCSHARES, INC.
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Dollars in Thousands, except per share amounts)

                                                                   September 30,    September 30,       December 31,
ASSETS:                                                                1999            1998                1998
-------                                                            --------------   ---------------     -------------
                                                                     (unaudited)      (unaudited)

Cash and due from banks                                            $ 10,952         $  6,552            $ 8,004
Federal funds sold                                                   11,566           23,667             12,403
Investment securities:
   Held-to-maturity, at amortized cost (fair value of $ 9,307,
   $16,523, $13,963 respectively)                                     9,392           16,414             13,871
   Available for sale, at fair value                                 62,301           53,171             69,500
Loans, less allowance for credit losses ($2,659,
$2,523, $2,583 respectively)                                        207,933          188,305            191,781
Bank premises and equipment                                           3,038            3,042              2,977
Other real estate owned                                                  74              192                164
Accrued interest receivable on loans and investment securities        2,444            2,241              2,169
Deferred income tax benefits                                          1,087              177                342
Other assets                                                            767            1,009              1,043
                                                                   --------         --------            -------

   TOTAL ASSETS                                                    $309,554         $294,770           $302,254
                                                                   ========         ========           ========

LIABILITIES:

Deposits:
   Non-interest bearing demand                                     $  26,212        $  22,374          $  25,483
   NOW and Super NOW                                                  46,021           48,581             50,207
   Certificates of deposit $100,000 or more                           47,119           45,717             45,733
   Other time and savings                                            135,292          125,401            128,506
                                                                   ---------        ---------          ---------
       Total Deposits                                                254,644          242,073            249,929

Securities sold under agreements to repurchase                        18,617           18,088             17,111
Other liabilities                                                        767              901                930
                                                                  ----------       ----------         ----------

   TOTAL LIABILITIES                                                 274,028          261,062            267,970
                                                                    --------         --------           --------

STOCKHOLDERS' EQUITY:
Common Stock,  Par Value $.01; authorized 25,000,000 shares;
    issued  and outstanding:
     September 30, 1999      1,193,172
     September 30, 1998      1,191,616
     December 31, 1998       1,192,202                                      12                12                 12
Surplus                                                                 12,717            12,632             12,663
Retained earnings                                                       23,536            20,490             21,164
Accumulated other comprehensive income                                   (739)               574                445
                                                                  ------------      ------------         ----------

   TOTAL STOCKHOLDERS' EQUITY                                           35,526            33,708             34,284
                                                                     ---------         ---------          ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $309,554          $294,770           $302,254
                                                                      ========          ========           ========

See accompanying notes to Condensed Consolidated Financial Statements.



                                                        TALBOT BANCSHARES, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                           (Dollars in thousands, except per share amounts)


                                                       Three Months Ended September 30,        Nine Months Ended September 30,
                                                             1999             1998                  1999              1998
                                                             ----             ----                  ----              ----
INTEREST INCOME
   Loans, including fees                                     $  4,449         $ 4,203               $ 12,805          $ 12,405
   Interest and dividends on investment securities
     Taxable                                                    1,027             883                  3,219             2,477
     Tax-exempt                                                    43              55                    125              180
   Federal funds sold                                             164             249                    359              441
                                                             --------        --------               --------        ---------

       Total interest income                                    5,683           5,390                 16,508          15,503
                                                              -------         -------               --------        --------

INTEREST EXPENSE
     Certificates of deposit, $100,000 or more                    562             539                  1,659           1,281
     Other deposits                                             1,749           1,759                  5,156           5,163
     Other interest                                               179             172                    495             434
                                                              -------         -------                -------         -------

       Total interest expense                                   2,490           2,470                  7,310           6,878
                                                               ------          ------                 ------          ------

NET INTEREST INCOME                                             3,193           2,920                  9,198           8,625

PROVISION FOR CREDIT LOSSES                                        60              60                    180             180
                                                              -------         -------                -------         -------

NET INTEREST INCOME AFTER PROVISION FOR
   CREDIT LOSSES                                                3,133           2,860                  9,018           8,445
                                                               ------          ------                 ------          ------

NONINTEREST INCOME
   Service charges on deposit accounts                            206             193                    610             482
   Loss on sale of securities                                       -               -                     12               9
   Other noninterest income                                        32              36                    102             100
                                                               ------          ------                 ------         -------

       Total noninterest income                                   238             229                    724             591
                                                                -----           -----                  -----           -----

NONINTEREST EXPENSES
   Salaries and employee benefits                                 909             867                  2,721           2,641
   Expenses of premises and fixed assets                          190             194                    562             544
   Other noninterest expense                                      494             460                  1,472           1,405
                                                               ------         -------                 ------          ------

       Total noninterest expense                                1,593           1,521                 4,755            4,590
                                                               ------          ------                ------           ------

INCOME BEFORE TAXES ON INCOME                                   1,778           1,568                 4,987            4,446

Federal and State income taxes                                    620             536                 1,720            1,522
                                                              -------         -------               -------          -------

NET INCOME                                                       $1,158        $1,032                $3,267           $2,924
                                                                 ======        ======                ======           ======

   Basic earnings per common share                              $   .97       $   .87                $ 2.74           $ 2.46
   Diluted earnings per common share                            $   .94       $   .85                $ 2.69           $ 2.41
   Dividend declared per common share                           $   .25       $   .20                $  .75           $  .60



See accompanying notes to Condensed Consolidated Financial Statements.


                                                        TALBOT BANCSHARES, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                                        (Dollars in thousands)

                                                                                                    Accumulated
                                                                                                       other
                                                            Common                   Retained       Comprehensive
                                                      Stock         Surplus          Earnings          Income         Total
                                                      -----         -------          --------          ------         -----


Balances, December 31, 1997                           $12           $12,548          $18,280                 $131     $30,971

Comprehensive income:
Net Income                                              -                 -            2,924                    -       2,924
Other comprehensive income, net of tax:
   Unrealized gain on available for sale securities
     net of reclassification adjustment                 -                 -                -                  443         443
                                                                                                                     --------

   Total comprehensive income                                                                                           3,367


Cash Dividends Paid $0.60 per share                     -                 -            (714)                    -        (714)

Shares issued                                           -                84                -                    -           84
                                              -----------       -----------     ------------                 ----     --------


   Balances, September 30, 1998                       $12          $ 12,632         $ 20,490                 $574      $33,708
                                              ===========          ========         ========             ========   ==========



Balances, December 31, 1998                           $12           $12,663          $21,164                 $445      $34,284

Comprehensive income:
Net Income                                              -                 -            3,267                    -        3,267
Other comprehensive income, net of tax:
   Unrealized loss on available for sale securities
     net of reclassification adjustment                 -                 -                -              (1,184)       (1,184)
                                                                                                                     ---------

     Total comprehensive income                                                                                          2,083

Cash Dividends Paid $0.75 per share                     -                 -            (895)                    -         (895)

Shares issued                                           -                84                -                    -           84
Shares repurchased and retired                          -               (30)               -                    -          (30)
                                            -------------     -------------     ------------ --------------------  -----------

   Balances, September 30, 1999                       $12           $12,717          $23,536               ($739)      $35,526
                                              ===========          ========         ========  ===================      =======






See accompanying Notes to Condensed Consolidated Financial Statements.

                                                        TALBOT BANCSHARES, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                       (Dollars in thousands)

                                                                                    For the Nine Months Ended September 30,
                                                                                      1999                     1998
                                                                                      ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                         $ 3,267                 $ 2,924
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                        448                     396
     Discount accretion on debt securities                                                (40)                    (52)
     Discount accretion on matured debt securities                                         10                     120
     Gain on sale of securities                                                           (12)                     (9)
     Loss on sale of bank equipment                                                        12                       3
     Provision for credit losses                                                           77                     (15)
     Loss on other real estate owned                                                        8                       4
     Net changes in:
       Accrued interest receivable                                                       (275)                   (292)
       Other assets                                                                       276                     (41)
       Accrued interest payable on deposits                                               (60)                     71
       Other liabilities                                                                 (103)                    (50)
                                                                              ---------------           -------------

       Net cash provided by operating activities                                        3,608                   3,059
                                                                               --------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale                                 6,073                   5,062
   Proceeds from maturities and principal payments of securities
     available for sale                                                                12,114                   1,299
   Purchase of securities available for sale                                          (13,084)                (21,711)
   Proceeds from maturities and principal payments of securities
     held to maturity                                                                   7,843                  13,789
   Purchase of securities held to maturity                                             (3,382)                 (6,024)
   Net increase in loans                                                              (15,710)                 (5,535)
   Purchase of loans                                                                   (1,400)                      -
   Proceeds from sale of loans                                                            881                       -
   Purchase of bank premises and equipment                                               (294)                   (180)
   Proceeds from sale of equipment                                                          -                      24
   Proceeds from sale of other real estate owned                                          132                     139
   Purchase other real estate owned                                                       (50)                   (221)
                                                                                -------------          --------------
       Net cash used by investing activities                                           (6,877)                (13,358)
                                                                                -------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in demand, NOW, money market and
     savings deposits                                                                   1,181                  (4,746)
   Net increase in certificates of deposit                                              3,534                  21,905
   Net increase in securities sold under agreement to repurchase                        1,506                   7,824
   Proceeds from issuance of common stock                                                  84                      84
   Purchase of Common Stock                                                               (30)                      -
   Dividends paid                                                                        (895)                   (714)
                                                                                -------------          --------------

       Net cash provided by financing activities                                        5,380                  24,353
                                                                                -------------          --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               2,111                  14,054
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       20,407                  16,165
                                                                                -------------          --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $    22,518             $    30,219
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

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10Q. In the opinion of the management of the Company, all adjustments necessary to present fairly the financial position at September 30, 1999, the results of operations for the three and nine month periods ended September 30, 1999 and 1998, and cash flows for the nine month period ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited consolidated financial statements and footnotes included in the 1998 Annual Report to Shareholders and Form 10K.

2) Year to date basic earnings per share is arrived at by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of 1,192,327 shares for 1999 and 1,190,397 for 1998. The diluted earnings per share calculation is arrived at by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding options and warrants. The adjusted average shares for the nine months ended September 30, 1999 and 1998 were 1,214,630 and 1,211,216, respectively.

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

Information with respect to impaired loans and the related valuation allowance is shown below:

                                                                       September 30,    September 30,     December 31,
(Dollars in thousands)                                                     1999            1998             1998
----------------------                                                     ----            ----             ----
Impaired loans with valuation allowance                                $      -         $    110          $    109
Impaired loans with no valuation allowance                                  794              731               718
                                                                       --------         --------           -------
         Total impaired loans                                          $    794         $    841          $    827
                                                                        =======          =======           =======

Allowance for credit losses applicable to impaired loans               $      -         $     43          $     79
Allowance for credit losses applicable to other than impaired loans       2,659            2,480             2,504
                                                                        -------          -------           -------
         Total allowance for credit losses                             $  2,659         $  2,523          $  2,583
                                                                        =======          =======           =======

Interest income on impaired loans recorded on the cash basis                 23               18                23
                                                                      =========         ========           =======

Interest income of $88,000 would have been recorded for the period ended September 30, 1999 had the loans been current and in accordance with their original terms. Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

4) In the normal course of business, to meet the financial needs of its customers, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At September 30, 1999 total commitments to extend credit were approximately $63,120,000. Outstanding letters of credit were approximately $2,619,000 at September 30, 1999.

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

Overview

Net income for the third quarter of 1999 was $1,158,000 an increase of 12.2% over the $1,032,000 for the third quarter of 1998. On a per share basis earnings were $ .94 compared to $ .85 for the same period last year. Net income for the nine months ended September 30, 1999 was $3,267,000 compared to $2,924,000 for the same period in 1998. This represents a 11.7% increase. Diluted net income per share was $2.69 and $2.41 for the nine months ended September 30, 1999 and 1998, respectively.

Return on average assets was 1.43% for the first three quarters of 1999 compared to 1.44% for the first three quarters of 1998. Return on average stockholders' equity was 12.47% for the first nine months of 1999 compared to 12.26% for the same period in 1998.

Increased volume of investment securities and loans funded by deposit growth are the primary source of increased earnings. The average balance of investment securities increased approximately $17,000,000 to $78,357,000 and the average balance of loans increased $16,600,000 to $205,027,000 at September 30, 1999 when compared to one year ago. Average deposits at September 30, 1999 were $252,014,000 representing an increase of $27,500,000 compared to last year. The increase in deposits is attributable in part to the deposits of a municipal customer of the Bank.

Net Interest Income

Net interest income on a fully tax equivalent basis increased $566,000 or 6.5% for the nine month period ended September 30, 1999, when compared to the same period last year. The overall yield on earning assets declined .43% compared to last year. This decline was offset in part by a decline of .25% in the rate paid for interest bearing liabilities; primarily deposits. The resulting net interest margin at September 30, 1999 was 4.24%, a .24% decline from one year ago. The increase in the average balance of earning assets of $32,736,000 resulted in increased net income despite the lower yields. See the Analysis of Interest Rates and Interest Differentials on page 11 for further details.

Net interest income on a fully tax equivalent basis was $3,227,000 for the three months ended September 30, 1999. This represents a 9.6% increase over the same period in 1998. The increase is attributable to increased volume of earning assets. Average investment securities increased 6.5% to $74,139,000 and average loans increased 11.2% to $211,315,000 for the quarter ended September 30, 1999 when compared to the quarter ended September 30, 1998. This growth was funded by increased deposits and securities sold under agreements to repurchase, as well as a decline in the average balance of Federal Funds Sold. Average Deposits for the quarter ended September 30, 1999 increased 8.9% totalling $230,574,000 and securities sold under agreements to repurchase increased 17.5% totalling $18,326,000. The average balance of Federal Funds Sold was $12,801,000 a decrease of 27.7% compared to one year ago.

Non-interest Income

Non-interest income increased 3.9% and 22.5% for the quarter and nine months ended September 30, 1999 compared to the same periods in 1998. Service charges on deposit accounts increased 7% and 27%, respectively for the quarter and nine months ended September 30, 1999 when compared to the same periods in 1998. Implementation of new service charge rates in July of 1998 is the primary cause of this increase.

Non-interest expense

Total non-interest expense,  excluding the provision for loan losses,  increased
4.7% for the quarter ended September 30, 1999 from the comparable period in 1998. For the nine month period ended September 30, 1999, the percentage increase in non-interest expenses was 3.6% when compared to the same period in 1998. Increases in salaries and employee benefits, as well as a general increase in operating expenses were the causes of the increases.

Analysis of Financial Condition

Loan growth during the nine month period ended September 30, 1999 was funded through deposit growth, an increase in securities sold under agreements to repurchase, and a decline in investment securities. Investment securities declined $11,678,000 or 14% totalling $71,693,000 at September 30, 1999 compared to $83,371,000 at December 31, 1998. Total loans increased 8.3% totalling $210,592,000 at September 30, 1999 from $191,364,000 at December 31, 1998. Total deposits  increased  $4,715,000  to  $254,644,000  at  September  30,  1999 from
$249,929,000 at December 31, 1998. Securities sold under agreements to repurchase increased $1,506,000 to $18,617,000 at September 30, 1999 from $17,111,000 at December 31, 1998.

Liquidity and Capital Resources

     The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. At September 30, 1999 the Company's liquidity ratio was approximately 21%. There are no known trends or demands, commitments, events or uncertainties that management is aware of which will materially affect the Company's ability to maintain liquidity at satisfactory levels.

     Total Stockholders' equity increased 3.6% to $35,526,000 at September 30, 1999 from $34,284,000 at December 31, 1998. Net unrealized losses on investment securities available for sale reduced stockholders' equity $1,184,000 for the nine months ended September 30, 1999. The Company continues to maintain capital ratios well in excess of regulatory minimums.

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

     A comparison of the Company's capital as of September 30, 1999, with the minimum requirements is presented below.

                                                                                       Minimum
                                                                 Actual              Requirements
                                                                 ------              ------------
         Tier 1 Risk-based Capital                               17.00%              4.00%
         Total Risk-based Capital                                18.24%              8.00%
         Leverage Ratio                                          11.67%              3.00%


Loans and Allowance for Loan Losses

     The Company has established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts. The allowance is decreased by current period charge-off of uncollectible debts. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjust the provision for credit losses based upon this analysis. The evaluation of the adequacy of the allowance for credit losses is based on risk rating system of individual loans as well as collective evaluation of smaller balance homogenous loans based on factors such as past credit loss experience, local economic trends, non-performing and problem loans, and other factors which may impact collectibility, such as Year 2000. A loan is placed on nonaccrual when it is specifically determined to be impaired and principal and interest are delinquent for 90 days or more.

     The following table summarizes past due and non-performing assets of the Company.

                                                       September 30,     September 30,    December 31,
Non-performing Assets:                                      1999           1998             1998
----------------------                                      ----           ----             ----

         Non-accrual loans                                  794            841             827
         Other real estate owned                             74            192             164
                                                           ----         ------            ----
                                                            868          1,033             991
         Past due loans                                     796            697             671
                                                            ---         ------             ---

         Total non-performing and past due loans         $1,664         $1,730          $1,662
                                                         ======         ======          ======

     The provision for loan losses for the nine months ended September 30, 1999 and 1998 was $180,000. For both the third quarter of 1999 and 1998 the provision for loan losses was $60,000. Despite improvement in net charge-offs during the three and nine month periods ended September 30, 1999, non-performing assets of the Company have remained relatively unchanged at $1,664,000 when compared to December 31, 1998. The allowance for loan losses as a percentage of average loans was 1.30% and 1.34% as of September 30, 1999 and 1998, respectively. Based on Management's quarterly evaluation of the adequacy of the loan loss reserve, including the review of non-performing assets, and continued growth of the loan portfolio, Management feels that the allowance for loan losses and the related provision are adequate at September 30, 1999.

   The following table presents a summary of the activity in the Allowance for Loan Losses.

                                                          Three Months Ended September 30,       Nine Months Ended September 30,
(Dollars in thousands)                                        1999                      1998             1999           1998
----------------------                                        ----                      ----             ----           ----
Allowance balance - beginning                                 $ 2,605                   $ 2,524          $ 2,582        $ 2,538
Charge-offs:
   Commercial and other                                            33                         -              113             55
   Real estate                                                      -                        45               25            172
   Consumer                                                        14                        19               47             35
                                                             --------                  --------         --------      ---------
     Totals                                                        47                        64              185            262
                                                             --------                  --------          -------       --------
Recoveries:
   Commercial                                                      21                         -               40             26
   Real Estate                                                     10                         -               19             19
   Consumer                                                        10                         3               23             22
                                                           ----------                 ---------         --------       --------
     Totals                                                        41                         3               82             67
                                                           ----------                  --------         --------       --------
Net Charge-offs:                                                    6                        61              103            195
Provision for loan losses                                          60                        60              180            180
                                                             --------                 ---------        ---------      ---------
Allowance balance-ending                                      $ 2,659                  $  2,523          $ 2,659       $  2,523
                                                              =======                  ========          =======       ========

Average Loans outstanding during period                      $211,315                  $190,085         $205,027       $188,460
                                                             ========                  ========         ========       ========
Net charge-offs (annualized) as a percentage of
   average loans outstanding during period                        .01%                      .13%             .07%           .14%
                                                            =========                 =========        =========     ==========
Allowance for loan losses at period end as a
   percentage of average loans                                   1.26%                     1.33%            1.30%          1.34%
                                                             ========                  ========        =========      =========

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
                                                                         1999                                    1998
                                                                         ----                                    ----
                                                           Average      Income       Yield           Average    Income      Yield
(Dollars in thousands)                                     Balance      Expense      Rate            Balance    Expense     Rate
----------------------                                     -------      -------      ----            -------    -------     ----
Earning Assets
   Investment Securities                                 $  78,357       $ 3,408     5.82%         $  61,342    $ 2,746     5.99%
   Loans                                                   205,027        12,838     8.38            188,460     12,424     8.81
   Federal Funds Sold                                        9,724           359     4.89             10,570        441     5.50
                                                          --------      --------     ----          ---------    -------     ----
   Total earning assets                                    293,108        16,605     7.58%           260,372     15,611     8.01%
                                                                         -------                                 ------

Non-interest earning assets                                 12,520                                    10,876
                                                           -------                                 ---------
   Total Assets                                           $305,628                                  $271,248
                                                          ========                                  ========
Interest bearing liabilities
   Interest bearing deposits                              $227,402       $ 6,815     4.01%          $203,172    $ 6,445     4.24%
   Borrowings                                               17,431           495     3.80             13,650        437     4.22
                                                          --------       -------     ----           --------    -------     ----
   Total interest bearing liabilities                      244,833         7,310     3.99%           216,822      6,882     4.24%
                                                                          ------                                 ------

Non-interest bearing liabilities                            25,776                                    22,542
Stockholders' equity                                        35,019                                    31,884
                                                          --------                                  --------
Total liabilities and stockholders' equity                $305,628                                  $271,248
                                                          ========                                  ========

Net interest spread                                                      $ 9,295     3.59%                      $ 8,729     3.77%
                                                                         =======                                =======
Net interest margin                                                                  4.24%                                  4.48%

(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax rate of 34% and nondeductible interest expense.
(2) Average loan balances include non-accrual loans.
(3) Loan fee income is included in interest income for each loan category and yield calculations are based on the total.

Year 2000 Issue

         This  is  a  Year  2000  readiness   disclosure  under  the  Year  2000
Information and Readiness Act of 1998.

         "Year 2000 Issue", which is common to most corporations, including banks, is a general term used to describe the problems that may result from the improper processing of dates and date-sensitive "Year "Year 2000 Issue", which is common to most corporations, including banks, is a general term used to describe the problems that my result from the improper processing of dates and date-sensitive calculations as the Year 2000 approaches. This issue is caused by the fact that many of the world's existing computer programs use only two digits to identify the year in the date field of a program. These programs could experience serious malfunctions when the last two digits of the year change to "00" as a result of identifying a year designated "00" as the year 1900 rather than the Year 2000.

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

     2. Assessment - during this phase an inventory was conducted of all known Company processes that could reasonably be expected to be impacted by the Year 2000 Issue and their related vendors, if applicable. The identification process included information technology and communication systems such as personal computers, local area networks and servers, ATM modems, printers, copy machines, facsimile machines, telephones and the operating systems and software for these systems. It also included non-information technology systems, such as heating, air conditioning and vault controls, alarm systems, surveillance systems, time clocks, coin and currency counters, and postage meters. The Company inventoried all the systems listed above in October 1997 and performed an initial assessment of potential risks from either under or nonperformance arising from incorrect processing and usage of dates after December 31, 1999. All outside services and major vendors were contacted to ascertain their individual levels of Year 2000 compliance. From vendor responses and/or certifications of Year 2000 compliance the Company determined that all vendors are aware of the issue and are working toward compliance. The Company expects all vendors to be Year 2000 compliant prior to December 31, l999. The assessment phase is complete, although it is updated periodically as necessary.

     3. Renovation and/or replacement - this phase includes programming code enhancements, hardware and software upgrades, system replacements, vendor certification and any other changes necessary to make any hardware, software and other equipment Year 2000 compliant. The Company does not perform in-house programming, and thus is dependent on external vendors to ensure and modify, if needed, the hardware, software or other services it provides to the Company for Year 2000 compliance. The Company's data processing for its core services (deposit, loan and related support processing) is performed by Delmarva Bank Data Processing Center, Inc.("Delmarva"). Delmarva reports its Year 2000 compliance progress to the Company on a regular basis. These reports indicate that they are on or ahead of schedule in all areas and the Company expects Delmarva to be Year 2000 compliant prior to December 31, l999.

     4. Validation - the next phase for the Company under the plan was to complete a comprehensive testing of all known processes. Testing with Delmarva was completed in August 1998. All core systems tested compliant. The Company has performed Year 2000 testing of all employee computer work stations, and all were either upgraded or replaced with compliant systems. The testing of all known processes was complete by June 30, 1999.

     5. Implementation - this phase will occur when Year 2000 processing commences. On some applications the Company is already entering dates greater than December 31, 1999 into its systems. In these situations no adverse events have been noted. The significant part of the implementation phase will occur after December 31, 1999.

   The Company has developed contingency plans for processes that do not process information reliably and accurately after December 31, 1999, including a contingency plan to provide operating alternatives for continuation of services to the Bank's customers in the event of systems or communications failures at the beginning of the Year 2000. The contingency plan was completed at December 31, 1998. Based on preliminary planning during development of the contingency plan, Management believes that the Company will be able to continue to operate in the Year 2000 even if some systems fail. At the end of December 1999, the Company will generate paper and spreadsheet backup of all customer and general ledger accounts. Due to the size of the Bank, management believes that the Bank would be able to operate with all transactions processed manually until normal operations can be restored. This procedure could require changing of schedules and hiring of temporary staff. Management expects this procedure, if necessary, to be short term and not materially increase the Company's operating costs, however, if this procedure were to continue for any extended period of time, or if the Bank ultimately had to change data service providers, the cost could be material.

   Ultimately, the success of the Company's efforts to address the Year 2000 issue depends to a large extent not only on the corrective measures that the Company undertakes, but also on the efforts undertaken by businesses and other independent entities who provide data to, or receive data from, the Company such as borrowers, vendors or customers. In particular, the Company's credit risk associated with its borrowers may increase as a result of problems such borrowers may have resolving their own Year 2000 issues. The Company has assessed the Year 2000 readiness of significant borrowers and depositors. Significant borrowers and depositors are commercial customers with individual non-mortgage loans in excess of $300,000 or loan relationships in excess of $750,000 if secured, $500,000 if unsecured. Surveys of each significant borrower's and depositor's awareness of the Year 2000 issue and their ability to become compliant have been performed. This step did not require a significant amount of time or resources. Based on the survey responses, Management is not aware of any material risks posed by the Year 2000 status of significant borrowers and depositors. From now until 2000, the Company will continue to monitor the Year 2000 efforts of its borrowers and will implement a course of action and procedures designed to reduce any increased potential risk as a result of Year 2000 issues.

         As of October 31, 1999 the following chart shows the current and projected status of the Bank's Year 2000 compliance efforts:

         Phase                              12/31/98           6/30/99          9/30/99
         -----                              --------           -------          -------
         Awareness                          100%               100%             100%
         Assessment                         100%               100%             100%
         Renovation                          95%               100%             100%
         Validation                          85%               100%             100%


   The Company expensed approximately $106,000 during the nine month period ended September 30, 1999 on Year 2000 costs. For the years ended December 31, 1998 and 1997 the Company expensed approximately $101,000 and $58,000, respectively. Based on an analysis of projected expenses performed the total cost of the Year 2000 project is currently estimated at $305,000. Funding of the Year 2000 project costs will come from normal operating cash flow, however, the majority of expenses associated with the Year 2000 Issue are the cost of existing personnel and will not have a material effect on the reported net income for the Company. Should the Company have to resort to alternative operating procedures due to major systems or communication failures at the beginning of the Year 2000, the extra costs could be material. Other projects have been delayed due to time spent on the Year 2000 project, however, these have not had a material effect on our financial condition or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company utilizes a simulation model to quantify the effect a hypothetical plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as repayments of loans in periods of declining rates. When actual changes in interest rates occur the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of June 30, 1999 the model produced the following sensitivity profile for net interest income and the fair value capital:


                                                       Immediate Change in Rates

                                        +200 Basis Points       -200 Basis Points      Policy Limit
                                        -----------------       -----------------      ------------

% Change in Net Interest Income         6.0%                    ( 8.3%)                +/-25%
% Change in Fair Value of Capital       13.4%                   (12.6%)                +/-15%


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


                                                      TALBOT BANCSHARES, INC.


Date:  November 12, 1999                  By: /s/ W. Moorhead Vermilye
                                          --------------------------------------
                                          W. Moorhead Vermilye
                                          President


Date:  November 12, 1999                  By: /s/ Susan E. Leaverton
                                          --------------------------------------
                                          Susan E. Leaverton, CPA
                                          Treasurer/Principal Accounting Officer