Form 10-K
period 1999-12-31
TALBOT BANCSHARES INC
filed 2000-03-30
CIK 1043056

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        -------------------------------

                                    FORM 10-K



              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended December 31, 1999


                                   000-22929
                            ------------------------
                               Commission File No.


                             TALBOT BANCSHARES, INC.
                           --------------------------
            (Exact name of registrant as specified in its charter)


                   Maryland                              52-2033630
    --------------------------------------            -------------
    (State or Other Jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

    18 East Dover Street, Easton, Maryland                   21601
    ---------------------------------------              ------------
    (Address of Principal Executive Offices)              (Zip Code)


                                (410) 822-1400
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code


            Securities  Registered under Section 12(b) of the Act:
                                      None.

            Securities  Registered under Section 12(g) of the Act:
                           Common Stock Par Value $.01

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
   1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X . No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendement to this Form 10-K. X


   The aggregate market value of the Corporation's voting stock held by non-affiliates of the registrant as of March 22, 2000 was $54,893,318

    The number of shares outstanding of the registrant's  common stock, as of March 22, 2000 was 1,193,333.

                       Documents Incorporated by Reference

   Portions of Talbot Bancshares, Inc definitive Proxy Statement for its 2000 Annual Stockholders' Meeting, as filed with the Commission on March 24, 2000 are incorporated by reference into Part III of this report. Portions of the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Parts I and II of this report. Except for parts of the Talbot Bancshares, Inc. Annual Report expressly incorporated herein by reference, this Annual Report in not to be deemed filed with the Securities and Exchange Commission.

                                 FORM 10K INDEX


                                                                                           Page(s)
                                     Part I
   Item 1.    Business                                                                        3
   Item 2.    Properties                                                                     10
   Item 3.    Legal Proceedings                                                              11
   Item 4.    Submission of Matters to a Vote of Security Holders                            11

                                     Part II

   Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters          11
   Item 6.    Selected Financial Data                                                        11
   Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                      11
   Item 7a.   Quantitative and Qualitative Disclosures About Market Risk                     11
   Item 8.    Financial Statements and Supplementary Data                                    12
   Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                           12

                                Part III

   Item 10.   Directors and Executive Officers of the Registrant                             12
   Item 11.   Executive Compensation                                                         12
   Item 12.   Security Ownership of Certain Beneficial Owners and Management                 12
   Item 13.   Certain Relationships and Related Transactions

                                 Part IV

   Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K               12

                                     PART I


ITEM 1.    BUSINESS

GENERAL

Talbot Bancshares, Inc. (the "Company") is a Maryland corporation organized on March 10, 1997 which became a registered bank holding company on May 1, 1997 under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The
Company engages in the business of banking through its sole subsidiary The Talbot Bank of Easton, Maryland (the "Bank"), a commercial bank chartered under the laws of the State of Maryland. The Company acquired the Bank under a Plan of Reorganization and Share Exchange (the "Plan") proposed by management and approved by the Bank's stockholders at their annual meeting held April 23, 1997. Pursuant to the Plan each share of Bank stock was exchanged for two shares of Company stock. The Bank's charter was not affected by the reorganization. The Company has issued and outstanding 1,193,333 shares of common stock , par value $0.01 per share ("Shares") held by 460 holders of record March 22, 2000.

The Bank currently accounts for substantially all of the Company's assets. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Company's and the Bank's main office is located in Talbot County, Maryland, at 18 East Dover Street, Easton, Maryland 21601. The Bank commenced operation in 1885 and is engaged in general commercial and retail banking business serving individuals and businesses in Talbot and Dorchester Counties, Maryland. The Bank currently operates four banking offices in Talbot County, three in Easton, Maryland and one in Saint Michaels, Maryland. The Bank also operates a branch in Dorchester County, Maryland in the city of Cambridge. At December 31, 1999 the Company had total assets of $327 million, total loans of $219 million and total deposits of $274 million.


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

Services to individuals include checking accounts, various savings programs, mortgage loans, home improvement loans, installment and other personal loans, credit cards, personal lines of credit, automobile and other consumer financing, safe deposit services, debit cards, 24 hour telephone banking, PC banking, and 24 hour automatic teller machine services through the HONOR network. The Bank has a branch in Cambridge, Maryland offering full service banking 6 days per week with extended hours.

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

The following table sets forth deposit data for Talbot and Dorchester Counties as of June 30, 1999, the most recent date for which comparative information is available.

                                                                                                        % of
Talbot County                                                                       Deposits            Total
---------------------------------------------------------------------------------------------------------------------------
                                                                                (in thousands)
The Talbot Bank of Easton, Maryland                                                  $232,339           39.61%
St. Michaels Bank                                                                     110,154           18.78
NationsBank, National Association                                                      82,204           14.01
Crestar Bank                                                                           58,330            9.94
Easton Bank & Trust                                                                    40,844            6.96
Farmers Bank                                                                           29,354            5.01
Allfirst Bank                                                                          28,495            4.86
First Mariner Bank                                                                      4,877             .83
                                                                                   ----------        --------

       Total                                                                         $586,597          100.00%
                                                                                     ========          =======

Source:  FDIC DataBook

                                                                                                          % of
Dorchester County                                                                 Deposits               Total
---------------------------------------------------------------------------------------------------------------------------
                                                                                (in thousands)
The National Bank of Cambridge                                                       $129,704           34.21%
Bank of the Eastern Shore                                                              92,359           24.36
NationsBank, National Association                                                      30,452            8.03
Atlantic Bank                                                                          28,987            7.65
Hebron Savings Bank                                                                    32,459            8.56
Allfirst Bank                                                                          26,223            6.92
Crestar Bank                                                                           18,851            4.97
Provident State Bank of Preston, Maryland                                              15,106            3.99
The Talbot Bank of Easton, Maryland                                                     4,963            1.31
                                                                                     --------          ------
       Total                                                                         $379,104          100.00%
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

The Bank is a state chartered bank in Maryland and is a member of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is subject to the regulation, supervision, and reporting requirements of the FDIC, as well as the Maryland Commissioner of Financial Regulation. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities.

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

Pursuant to the Gramm-Leach Bliley Act, the Company has elected to become a "financial holding company" and may engage in activities that are in addition to the business of banking. A financial holding company may engage in a full range of financial activities, including, insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures. The Gramm-Leach-Bliley Act is described in more detail below.

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

FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system the federal banking regulators are required to rate supervised institutions on the basis of five capital categories: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized;" and to take certain mandatory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the actions will depend upon the category in which the institution is placed. A depository institution is "well capitalized" if it has a total risk based capital ratio of 10% of greater, a Tier 1 risk based capital ratio of 6% of greater, and a leverage ratio of 5% or greater and is not subject to any order, regulatory agreement, or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has a total risk based capital ratio of 8% of greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1).

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

At December 31, 1999 the Bank had the necessary capital levels to be considered "well capitalized."

Interstate Banking Legislation

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted into law on September 29, 1994. The law provides that, among other things, substantially all state law barriers tot he acquisition of banks by out of state bank holding companies are eliminated effective September 29, 1995. The law also permitted interstate branching by banks effective June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. Maryland generally established an earlier effective date of September 29, 1995.


Gramm-Leach Bliley Act

In November, 1999 the Gramm-Leach Bliley Act ("GLBA") was signed into law. Effective in pertinent part on March 11, 2000, GLBA revises the Bank Holding Company Act of 1956 and repeals the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution. Under GLBA, bank holding companies can elect, subject to certain qualifications, to become a "financial holding company." GLBA provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures.

Maryland law generally permits Maryland state chartered banks, including the Bank, to engage in the same activities, directly or through an affiliate, as national banking associations. GLBA permits certain qualified national banking associations to form financial subsidiaries, which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, or merchant banking. Thus, the GLBA has the effect of broadening the permitted activities of Maryland state chartered banks.

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

EMPLOYEES
At March 22, 2000 the Company and the Bank had 81 full-time employees and 4 part-time employees.

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


STATISTICAL INFORMATION

                                                  Maturities of Loan Portfolio
                                                        ecember 31, 1999
                                                         (In Thousands)

                                                                       Maturing
                                                     Maturing         After one          Maturing
                                                     Within          But Within        After Five
                                                     One Year        Five Years           Years              Total
-------------------------------------------------------------------------------------------------------------------
Real Estate Construction
      and land development                            $  5,092            $6,276        $   -              $ 11,368
Commercial, financial and agricultural                  24,341            26,251            2,822            53,414
Mortgage                                                38,031            98,784            9,388           146,203
Consumer                                                 4,171             3,378              242             7,791
                                                      --------           -------           ------          --------
     Total                                             $71,635          $134,689          $12,452          $218,776
                                                       =======          ========          =======          ========

                             Classified by Sensitivities of Loans to Changes in Interest Rates
Fixed-Interest Rate Loans                              $51,751          $122,076          $10,212          $184,039
Adjustable-Interest Rate Loans                          19,884            12,613            2,240            34,737
                                                       -------           -------           ------           -------
Total                                                  $71,635          $134,689          $12,452          $218,776
                                                       =======          ========          =======          ========


                  Allocation of the Allowance for Credit Losses
                                 (In Thousands)

                                                                                    December 31,
                                                             1999          1998         1997         1996         1995
                                                          --------------------------------------------------------------
Commercial Financial and Agricultural                       $1,219          $767         $880         $883         $768
Real Estate-Construction                                        54            92          100           71           69
Real Estate-Mortgage                                         1,241         1,004          944          936          984
Consumer                                                       229           148          238          155          138
Unallocated                                                   -              571          376          683          118
                                                        ----------        ------       ------       ------       ------
                                                            $2,743        $2,582       $2,538       $2,728       $2,077
                                                            ======        ======       ======       ======       ======

Other statistical information required in this Item 1 is incorporated by reference from the information appearing in the Company's Annual Report to Stockholders for the year ended December 31, 1999, as follows:

DISCLOSURE REQUIRED BY GUIDE 3                            REFERENCE TO 1999 ANNUAL REPORT
------------------------------                            -------------------------------
(I)    Distribution of Assets, Liabilities and            Average Balances; Yields and Rates (page 4)
       Stockholders' Equity; Interest Rates and           Rate/Volume Analysis (page 5)
       Interest Differential                              Non-performing Assets (page 7)


(II)   Investment Portfolio                               Weighted Average Maturities and
                                                          Weighted Average Yields (page 9)
                                                          Notes to Financial Statements, Note 3 - Investment in
                                                          Debt Securities - (pages 23 and 24)

(III)  Loan Portfolio                                     Year End Loan Composition (page 10)
                                                          Non-performing Assets (page 7)

(IV)   Summary of Loan Loss Experience                    Provision and Allowance for Credit Losses (page 6)

(V)    Deposits                                           Deposits (pages 10 and 11)

(VI)   Return on Equity and Assets                        Return on Equity and Assets (page 15)

(VII)  Short-Term  Borrowings                             Short Term  Borrowings (page   11)
                                                          Notes  to Financial  Statements, Note  8-Short Term
                                                          Borrowings  (page  27)
                                                          Notes   to   Financial Statements,  Note 14 -
                                                          Line of  Credit  (page 33)

Item 2.    PROPERTIES

The Company's and the Bank's main office is located at 18 East Dover Street, Easton, Maryland. A second Easton office is located on Marlboro Road at Tred Avon Square and the Third Easton office is located on Elliott Road in the Carlton Business Park. The Saint Michaels office is located on Route 33 at Saint Michaels Village.

The Bank owns three of the four banking offices it currently operates in Talbot County. The Bank leases the office located on Route 33 in Saint Michaels Village. The annual rent for this office which lease expires in 2001 is $36,700.

The Bank also owns the building at 21 Dover Street, Easton, Maryland which contains its bookkeeping and loan services departments.

The Bank operates a branch in Cambridge, Maryland, located at 2745 Dorchester Square Shopping Center pursuant to a lease agreement. The annual rent under this lease agreement is $42,360.


Item 3.    LEGAL PROCEEDINGS

There are no material pending legal proceedings other than the ordinary routine litigation incidental to the business to which the Company, the Bank, or its subsidiaries is a party or to which any of their properties is subject. There are also no material proceedings known to management to which any Director, officer, or affiliate of the Company, any person holding beneficially in excess of five (5) percent of the Company's Shares, or any associate of any such Director, officer or security holder is a party.


Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for vote during the fourth quarter of 1999. Information required for this Item for Executive Officers of the Registrant is included in Item 10 -- "Directors and Executive Officers of the Registrant" which is incorporated herein by reference.


                                     PART II


Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from Annual Report to Stockholders for the year ended December 31, 1999 under "Managements Discussion and Analysis of Financial Condition and Results of Operations - Recent Stock Prices and Dividends," page 14, and "Notes to Financial Statements - Regulatory Capital Requirements" on pages 32 and 33. The Company has issued and outstanding 1,193,333 shares of common stock, par value $0.01 per share ("Shares") held by 460 holders of record March 22, 2000.

Item 6.    SELECTED FINANCIAL DATA

Incorporated by reference from Annual Report to Stockholders for the year ended December 31, 1999, page 15.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from Annual Report to Stockholders for the year ended December 31, 1999 under "Managements Discussion and Analysis of Financial Condition and Results of Operations," pages 3 through 14. Reference is also made to the information provided under the heading "Statistical Information" in Part I, Item I, incorporated by reference herein.


Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the Market Risk of the Company's financial instruments see "Managements Discussion and Analysis of Financial Condition and Results of Operations, Market Risk and Interest Rate Sensitivity" on pages 12 and 13 of the Annual Report to Stockholders for the year ended December 31, 1999. The Company's principal market risk exposure is to interest rates.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the Annual Report to Stockholders for the year ended December 31, 1999 under "Consolidated Financial Statements and Independent Auditors' Report" on pages 16 through 37.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.


                                    PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A listing of Directors of the Registrant is incorporated by reference from Definitive Proxy Statement to Stockholders for the 2000 Annual Meeting under "Election of Directors," pages 1 through 4.

A listing of Executive Officers of the Registrant is incorporated by reference from the Definitive Proxy Statement to Stockholders for the 2000 Annual Meeting under "Executive Officers, " page 12.

A description of compliance with reporting requirements under Section 16(a) of the Securities and Exchange Act is incorporated by reference from the Definitive Proxy Statement to Stockholders for the 2000 Annual Meeting "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.   EXECUTIVE COMPENSATION

Incorporated by reference from the Definitive Proxy Statement to Stockholders for the 2000 Annual Meeting under "Executive Compensation, Benefit Plans and Executive Compensation Committee Report," pages 7 through 11, under "Performance Graph," pages 12 and 13, and the Director compensation discussion on page 5.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Definitive Proxy Statement to Stockholders for the 2000 Annual Meeting under "Beneficial Ownership of Common Stock," pages 5 through 7.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Definitive Proxy Statement to Stockholders for the 2000 Annual Meeting under "Election of Directors" pages 1 through 5.


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    (1),(2)  FINANCIAL STATEMENTS

           Consolidated Statements of Income -- Years Ended December 31, 1999, 1998, and 1997

           Consolidated Balance Sheets at December 31, 1999 and 1998

           Consolidated Statements of Changes in Stockholders' Equity -- Years Ended December 31, 1999, 1998 and 1997

           Consolidated Statements of Cash Flows -- Years Ended December 31, 1999, 1998 and 1997

           Notes to Consolidated Financial Statements as of December 31, 1999, 1998 and 1997

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

       13  1999 Annual Report to Stockholders filed herewith.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2000.

                                Talbot Bancshares, Inc.

Date:    March 29, 2000         By: /s/W. Moorhead Vermilye
                                    -----------------------
                                     W. Moorhead Vermilye


Date:    March 29, 2000         By: /s/ Susan E. Leaverton
                                    ----------------------
                                    Susan E. Leaverton, Secretary/Treasurer
                                    (Principal Accounting and Financial Officer)


         DIRECTORS


         /s/ Herbert L. Andrew, III
         -------------------------------
         Herbert L. Andrew, III


         /s/ Jerome M. McConnell
         -------------------------------
         Jerome M. McConnell



         -------------------------------
         Blenda W. Armistead


         /s/ Shari L. McCord
         -------------------------------
         Shari L. McCord


         /s/Lloyd L. Beatty, Jr.
         -------------------------------
         Lloyd L. Beatty, Jr.



         -------------------------------
         William H. Myers


         /s/Donald D. Casson
         -------------------------------
         Donald D. Casson


         /s/David L. Pyles
         -------------------------------
         David L. Pyles


         /s/Gary L. Fairbank
         -------------------------------
         Gary L. Fairbank


         /s/Christopher F. Spurry
         -------------------------------
         Christopher F. Spurry


         /s/Ronald N. Fox
         -------------------------------
         Ronald N. Fox


         /s/Richard C. Granville
         -------------------------------
         Richard C. Granville


         /s/W. Moorhead Vermilye
         -------------------------------
         W. Moorhead Vermilye