Form 10-Q
period 2000-03-31
TALBOT BANCSHARES INC
filed 2000-05-15
CIK 1043056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                                     0-22929
                               ------------------

                             TALBOT BANCSHARES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

        Maryland                                              52-2033630
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

18 East Dover Street, Easton, Maryland                          21601
---------------------------------------                       ---------
(Address of Principal Executive Offices)                      (Zip Code)

                                 (410) 822-1400
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code

         ---------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

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


As of April 30, 2000, registrant had outstanding 1,194,157 shares of common stock.

                                      INDEX




         Part I.


         Item 1.  Financial Statements                                                           Page

              Condensed Consolidated Balance Sheets -
                  March 31, 2000 and 1999 (unaudited) and December 31, 1999                         3

              Condensed Consolidated Statements of Income -
                  Three months ended March 31, 2000 and 1999 (unaudited)                            4

              Condensed Consolidated Statements of Changes in Stockholders' Equity -
                  For the three months ended March 31, 2000 and 1999(unaudited)                     5

              Condensed Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2000 and 1999 (unaudited)                            6

              Notes to Condensed Consolidated Financial Statements (unaudited)                      7

         Item 2.  Managements Discussion and Analysis of Financial Condition
              and Results of Operations                                                          8-11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       11

         Part II.

         Item 4.   Submission of Matters to a Vote of Security Holders                             12

         Item 6.  Exhibits and Reports on Form 8-K                                                 12



Part I

Item 1.  Financial Statements

                                                        TALBOT BANCSHARES, INC.
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (Dollars in Thousands)

                                                                       March 31,        March 31,       December 31,
ASSETS:                                                                   2000            1999             1999
                                                                      ---------------  ------------      ------------
                                                                      (unaudited)      (unaudited)

Cash and due from banks                                               $    7,893       $    7,163      $       5,535
Federal funds sold                                                         6,630           12,863             24,714
Investment securities:
   Held-to-maturity, at amortized cost (fair value of $6,295,
   $15,742, $8,162, respectively)                                          6,450           15,689              8,302
   Available for sale, at fair value                                      68,415           69,307             64,888
Loans, less allowance for credit losses ($2,808, $2,596,
   $2,743, respectively)                                                 225,487          198,864            216,033
Bank premise and equipment                                                 2,974            2,983              2,978
Other real estate owned                                                      139              119                 74
Accrued interest receivable on loans and investment securities             2,451            2,494              2,122
Deferred income taxes                                                      1,597              605              1,431
Other assets                                                                 944            1,047                992
                                                                      ----------       ----------          ---------

   TOTAL ASSETS                                                       $  322,980       $  311,134      $     327,069
                                                                        ========         ========           ========

LIABILITIES:

Deposits:
   Non-interest bearing demand                                        $   28,942       $   24,413      $      31,691
   NOW and Super NOW                                                      49,605           56,437             50,104
   Certificates of deposit $100,000 or more                               54,147           43,986             58,324
   Other time and savings                                                134,667          131,409            133,829
                                                                       ---------        ---------          ---------
       Total Deposits                                                    267,361          256,245            273,948

Short term borrowings                                                     17,754           19,161             16,343
Other liabilities                                                          1,379            1,185                896
                                                                       ---------        ---------          ---------

   TOTAL LIABILITIES                                                     286,494          276,591            291,187
                                                                       ---------        ---------          ---------

STOCKHOLDERS' EQUITY:

Common  Stock,  Par  Value  $.01;   authorized
   25,000,000  shares;  issued  and
   outstanding:
     March 31, 2000          1,194,157
     March 31, 1999          1,192,686
     December 31, 1999       1,193,308                                      12                12                 12
Surplus                                                                 12,760            12,688             12,724
Retained earnings                                                       25,145            21,816             24,312
Accumulated other comprehensive income(loss)                            (1,431)               27             (1,166)
                                                                      --------         ---------        -----------

   TOTAL STOCKHOLDERS' EQUITY                                           36,486            34,543             35,882
                                                                      --------         ---------        -----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $322,980         $ 311,134       $    327,069
                                                                      ========          ========        ===========


See accompanying notes to Condensed Consolidated Financial Statements.


                                                        TALBOT BANCSHARES, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                           (Dollars in thousands, except per share amounts)


                                                                                                    Three Months Ended March 31,
                                                                                                     2000                1999
                                                                                                     ----                ----

  INTEREST INCOME
    Loans, including fees                                                                          $ 4,677             $ 4,028
    Interest and dividends on investment securities
       Taxable                                                                                       1,073               1,122
       Tax-exempt                                                                                       28                  46
    Federal funds sold                                                                                 117                 147
                                                                                                 ---------           ---------

         Total interest income                                                                       5,895               5,343
                                                                                                 ---------           ---------

  INTEREST EXPENSE
       Certificates of deposit, $100,000 or more                                                       702                 632
       Other deposits                                                                                1,714               1,681
       Other interest                                                                                  178                 137
                                                                                                   -------             -------

         Total interest expense                                                                      2,594               2,450
                                                                                                   -------             -------

  NET INTEREST INCOME                                                                                3,301               2,893
  PROVISION FOR CREDIT LOSSES                                                                           58                  60
                                                                                                  --------             -------

  NET INTEREST INCOME AFTER PROVISION FOR
    CREDIT LOSSES                                                                                    3,243               2,833
                                                                                                  --------             -------

  NONINTEREST INCOME
    Service charges on deposit accounts                                                                218                 186
    Other noninterest income                                                                            52                  40
                                                                                                   -------             -------

         Total noninterest income                                                                      270                 226
                                                                                                   -------             -------

  NONINTEREST EXPENSES
    Salaries and employee benefits                                                                     994                 915
    Expenses of premises and fixed assets                                                              205                 191
    Other noninterest expense                                                                          484                 521
                                                                                                   -------             -------

         Total noninterest expense                                                                   1,683               1,627
                                                                                                   -------             -------

  INCOME BEFORE TAXES ON INCOME                                                                      1,830               1,432

  Federal and State income taxes                                                                       639                 482
                                                                                                   -------             -------

  NET INCOME                                                                                       $ 1,191             $   950
                                                                                                   =======              ======

    Diluted earnings per common share                                                              $    .98            $   .79
    Basic earnings per common share                                                                $   1.00            $   .80


  See accompanying notes to Condensed Consolidated Financial Statements.


                                                        TALBOT BANCSHARES, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                                        (Dollars in thousands)





                                                                                                         Accumulated
                                                                                                            other
                                                        Common                       Retained           Comprehensive
                                                        Stock          Surplus       Earnings              Income            Total
                                                        -----          -------       --------              ------            -----

Balances, January 1, 1999                           $       12       $ 12,663        $ 21,164                  $445        $34,284

Comprehensive Income:
   Net Income                                                -              -             950                     -            950

   Other Comprehensive income, net of tax:
   Unrealized gain on available for sale
     securities                                              -              -               -                 (418)          (418)
                                                                                                                        ----------

     Other comprehensive income                              -              -               -                     -            532
                                                                                                                        ----------

Shares issued                                                -             25               -                     -             25

Cash Dividends Paid $0.25 per share                          -              -           (298)                     -          (298)
                                                  ------------   ------------      ----------  --------------------     ----------

   Balances, March 31, 1999                         $       12       $ 12,688        $ 21,816                 $  27       $ 34,543
                                                    ==========       ========        ========     =================       ========



Balances, January 1, 2000                            $      12       $ 12,724        $ 24,312              $(1,166)       $ 35,882

Comprehensive Income:
Net Income                                                   -              -           1,191                     -          1,191

Other Comprehensive income, net of tax:
   Unrealized  (loss) on available for sale
     securities                                              -              -               -                 (265)          (265)
                                                                                                                         ---------

     Other comprehensive income                              -              -               -                     -            926
                                                                                                                        ----------

Shares issued                                                -             36               -                     -             36

Cash Dividends Paid $0.30 per share                          -              -            (358)                    -           (358)
                                                  ------------   ------------      ----------      ----------------     ----------

   Balances, March 31, 2000                         $       12       $ 12,760        $ 25,145        $       (1,431)       $ 36,486
                                                    ==========       ========        ========        ==============       ========





See accompanying Notes to Condensed Consolidated Financial Statements.


                                                       TALBOT BANCSHARES, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                       (Dollars in thousands)


                                                                                       For the Three Months Ended March 31,
                                                                                        2000                     1999
                                                                                        ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                           $   1,191               $     950
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                            136                     152
     Discount accretion on debt securities                                                    (95)                    (10)
     Discount accretion on matured debt securities                                              2                      10
     Provision for credit losses, net                                                          65                      14
     Loss on other real estate owned                                                            -                       9
     Net changes in:
       Accrued interest receivable                                                           (329)                   (325)
       Other assets                                                                            48                      (4)
       Accrued interest payable on deposits                                                    48                      59
       Accrued expenses                                                                       435                     196
                                                                                    -------------              ----------

       Net cash provided by operating activities                                            1,501                   1,051
                                                                                    -------------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and principal payments of securities
     available for sale                                                                   16,998                    7,096
   Purchase of securities available for sale                                             (20,920)                  (7,657)
   Proceeds from maturities and principal payments of securities
     held to maturity                                                                       2,162                     559
   Purchase of securities held to maturity                                                   (311)                 (2,382)
   Net increase in loans                                                                   (9,584)                 (5,862)
   Purchase of loans                                                                            -                  (1,400)
   Proceeds from sale of loans                                                                  -                     165
   Purchase of bank premises and equipment                                                    (94)                    (80)
   Proceeds from sale of other real estate owned                                                -                      36
   Proceeds from sale of premises and equipment                                                20                       -
                                                                                  ---------------          --------------

       Net cash used in investing activities                                              (11,729)                 (9,525)
                                                                                  ---------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in demand, NOW, money market and
     savings deposits                                                                      (2,186)                  7,260
   Net decrease in certificates of deposit                                                 (4,401)                   (944)
   Net increase in securities sold under agreement to repurchase                            1,411                   2,050
   Proceeds from issuance of common stock                                                      36                      25
   Dividends paid                                                                            (358)                   (298)
                                                                                   --------------            ------------

       Net cash (used) provided by financing activities                                    (5,498)                  8,093
                                                                                    -------------             -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (15,726)                   (381)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           30,249                  20,407
                                                                                    -------------              ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $     14,523             $    20,026
                                                                                     ============             ===========


                             Talbot Bancshares, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1) The consolidated financial statements conform to generally accepted accounting principles and to general industry practices. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the financial position at March 31, 2000 the results of operations for the three month period ended March 31, 2000 and 1999, and cash flows for the three month period ended March 31, 2000 and 1999 have been included. All such adjustments are of a normal recurring nature. The results of operations for the three month ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2) Year to date basic earnings per share is arrived at by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of 1,193,339 share for 2000 and 1,192,225 shares for 1999.

     The diluted earnings per share calculation is arrived at by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding options and warrants. The adjusted average shares for the three months ended March 31, 2000 and 1999 were 1,213,968 and 1,207,541, respectively.

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

Information with respect to impaired loans and the related valuation allowance is shown below:

                                                                               March 31,           March 31,         December 31,
(Dollars in thousands)                                                          2000                 1999               1999
----------------------                                                          --------           ---------         ------------


Impaired loans with valuation allowance                                       $      -             $    78             $    -
Impaired loans with no valuation allowance                                         717                 754                 773
                                                                              --------              ------              ------
     Total impaired loans                                                     $    717             $   832             $   773
                                                                              ========              ======             =======

Allowance for credit losses applicable to impaired loans                      $      -             $    48             $  -
Allowance for credit losses applicable to other than impaired loans              2,808               2,548               2,743
                                                                               -------              ------               -----
     Total allowance for credit losses                                        $  2,808             $ 2,596             $ 2,743
                                                                               =======              ======              ======

Interest income on impaired loans recorded on the cash basis                  $      8             $     8             $    32
                                                                            ==========           =========            ========

     Interest income of $21 thousand would have been recorded for the period ended March 31, 2000 had the loans been current and in accordance with their original terms. Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

4) In the normal course of business, to meet the financial needs of its customers, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2000 total commitments to extend credit were approximately $49,509,000. Outstanding letters of credit total commitments included were approximately $3,680,000 at March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

     Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about the Company's confidence, policies, and strategies, the adequacy of capital levels, and liquidity. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which the Company and its affiliates operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in more detail in the Company's Form 10-K, under the heading "Risk Factors." Actual results may differ materially from the such forward looking statements, and the Company assumes no obligation to update forward looking statements at any time.

Overview

     Net income for the first quarter of 2000 was $1,191,000 an increase of 25% over the $950,000 for the first quarter of 1999. On a per share basis earnings were $ .98 compared to $ .79 for the same period last year. Return on average assets was 1.49% for the first quarter of 2000 compared to 1.26% for the first quarter of 1999. Return on average stockholders' equity was 13.04% compared to 10.77% for the first three months of 2000 and 1999, respectively.

     Increased volume of loans are the primary source of earnings growth. This growth was funded by an increase in deposits and a decline in investment securities. The average balance of loans increased $27.6 million to $223 million at March 31, 2000 compared to March 31, 1999. The average balance of deposits increased $12 million to $264 million at March 31, 2000 compared to one year ago.

Net Interest Income

     Net interest income on a fully tax equivalent basis for the three months ended March 31, 2000 was $397,000 higher than the same period last year due to an increase in average loans. The net interest margin increased 28 basis points to 4.37% compared to 4.09% one year ago. Loan growth was funded by a decline in investment securities and federal funds sold, as well as an increase in deposits. The average yield on loans increased from 8.38% to 8.43% for the quarter when compared to the same period last year. The rate paid on interest bearing deposits was 4.08% for the quarter compared to 4.07% one year ago. See the Analysis of Interest Rates and Interest Differentials on Page 11 for further details.

     Loans comprised 73.2% and 67.3% of total average earning assets at March 31, 2000 and 1999, respectively.

Non-interest Income

     Total non-interest income increased 19.5% in the first quarter of 2000 when compared to the same period in 1999. This increase is due to increased service charges assessed on deposit accounts, Automated Teller Machine fees assessed on non-bank customer transactions and income from non-deposit product sales.

Non-interest expense

     Total non-interest expense, excluding taxes and the provision for loan losses, increased 3.4% for the quarter ended March 31, 2000 from the comparable period in 1999. This increase is due to increases in salaries and employee benefits with an offsetting decline in general overhead expenses for the quarter.

Analysis of Financial Condition

     Total loans increased $9,519,000 or 4.4% totalling $228,295,000 at March 31, 2000 compared to $218,776,000 at December 31, 1999. Total deposits decreased $6,587,000 or 2.4% totalling $267,361,000 at March 31, 2000 compared to $273,948,000 at December 31, 1999. Investment securities remained relatively unchanged from December 31, 1999, totalling $74,865,000 at March 31, 2000. Loan growth was funded primarily through a $18 million decline in federal funds sold. Federal funds sold totalled $6,630,000 at March 31, 2000 compared to $24,714,000 at December 31, 1999.

Liquidity and Capital Resources

     The Bank derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. At March 31, 2000 the Company's liquidity ratio was approximately 17%. There are no known trends or demands, commitments, events or uncertainties that management is aware of which will materially affect the Bank's ability to maintain liquidity at satisfactory levels.

     Total Stockholders' equity was $36.5 million at March 31, 2000, 5.6% higher than one year ago. Net unrealized losses on investment securities available for sale increased $1,404,000 compared to March 31, 1999 and $265,000 compared to December 31, 1999.

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

     A comparison of the capital as of March 31, 2000, with the minimum requirements is presented below.

                                                                      Minimum
                                                Actual              Requirements
                                                ------              ------------
         Tier 1 Risk-based Capital               15.97%                 4.00%
         Total Risk-based Capital                17.17%                 8.00%
         Leverage Ratio                          11.76%                 4.00%


Loans and Allowance for Credit Losses

The Company has established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts. The allowance is decreased by current period charge-off of uncollectible debts. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjusts the provision for credit losses based upon this analysis. The evaluation of the adequacy of the allowance for credit losses is based on a risk rating system of individual loans as well as collective evaluation of smaller balance homogenous loans based on factors such as past credit loss experience, local economic trends, non-performing and problem loans, and other factors which may impact collectibility. A loan is placed on nonaccrual when it is specifically determined to be impaired and principal and interest is delinquent for 90 days or more.

    The following table summarizes past due and non-performing assets of the Company.

                                                          March 31,           March 31,        December 31,
Non-performing Assets:                                      2000                1999               1999
                                                        ------------        ------------     ----------------
   Non-accrual loans                                         717                 832                 773
   Other real estate owned                                   139                 119                  74
                                                        --------             -------            --------
                                                             856                 951                 847
   Past due loans                                            814               1,362               1,146
                                                         -------             -------             -------
   Total non-performing and past due loans                $1,670              $2,313              $1,993
                                                          ======              ======              ======

                                       9

The provision for credit losses for the three month periods ended March 31, 2000 and 1999 was $58,000 and $60,000, respectively. The Company had net recoveries of $7 thousand for the first quarter of 2000 compared to net charge-offs of $46 thousand for the same period last year. Despite this improvement, management has continued to increase the allowance for credit losses through the provision based on its evaluation and analysis of the allowance, including consideration of general economic conditions, growth of the loan portfolio and past credit loss experience. The allowance for credit losses as a percentage of average loans was 1.26% and 1.33% as of March 31, 2000 and 1999, respectively. Based on Management's quarterly evaluation of the adequacy of the allowance for credit losses, Management feels that the allowance credit losses and the related provision are adequate at March 31, 2000.

     The following table presents a summary of the activity in the Allowance for Credit Losses.

                                                                                                 Three Months Ended March 31,
(Dollars in thousands)                                                                             2000                1999
------------------------------------------------------------------------------------------------------------------------------

Allowance balance - beginning of year                                                               $  2,743          $  2,582
Charge-offs:
   Commercial and other                                                                                    -                13
   Real estate                                                                                             -                25
   Consumer                                                                                               11                14
                                                                                                    --------        ----------
     Totals                                                                                               11                52
                                                                                                    --------           -------
Recoveries:
   Commercial                                                                                              4                 2
   Real Estate                                                                                             5                 -
   Consumer                                                                                                9                 4
                                                                                                   ---------         ---------
     Totals                                                                                               18                 6
                                                                                                   ---------          --------

Net (Recoveries)Charge-offs:                                                                             (7)                46
Provision for credit losses                                                                               58                60
                                                                                                   ---------          --------

Allowance balance-ending                                                                           $   2,808         $   2,596
                                                                                                   =========         =========

Average Loans outstanding during period                                                             $223,073          $195,450
                                                                                                    ========          ========
Net charge-offs (annualized) as a percentage of
   average loans outstanding during period                                                            (.01)%              .09%
                                                                                                  ==========        ==========
Allowance for credit losses at period end as a
   percentage of average loans                                                                         1.26%             1.33%

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

                                                                   March 31, 2000                         March 31, 1999
                                                                   --------------                         --------------
                                                           Average      Income      Yield            Average    Income     Yield
(Dollars in thousands)                                     Balance      Expense      Rate            Balance    Expense     Rate
----------------------------------------------------------------------------------------------------------------------------------

Earning Assets
   Investment Securities                                  $ 73,906        $1,115     6.04%          $ 82,704   $  1,192     5.85%
   Loans                                                   223,073         4,687     8.43            195,450      4,039     8.38
   Federal Funds Sold                                        7,958           117     5.87             12,295        147     5.78
                                                         ---------      --------     ----          ---------   --------     ----
   Total earning assets                                    304,937         5,919     7.76%           290,449      5,378     7.51%
                                                                         -------     -----                        -----     -----

Non-interest earning assets                                 13,510                                    12,145
                                                         ---------                                 ---------
   Total Assets                                           $318,447                                  $302,594
                                                          ========                                  ========

Interest bearing liabilities
   Interest bearing deposits                              $237,433       $ 2,416     4.08%          $228,759     $2,313     4.10%
   Borrowings                                               16,658           178     4.27             15,235        137     4.68
                                                         ---------       -------     ----          ---------     ------     ----
   Total interest bearing liabilities                      254,091         2,594     4.08            243,994      2,450     4.07
                                                                          ------     ----                        ------     ----

Non-interest bearing liabilities                            27,738                                    23,233
Stockholders' equity                                        36,249                                    35,367
                                                          --------                                  --------
Total liabilities and stockholders' equity                $318,078                                  $302,594
                                                          ========                                  ========

Net interest spread                                                       $3,325     3.68%                       $2,928     3.43%
Net interest margin                                                                  4.37%                                  4.09%

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


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company utilizes a simulation model to quantify the effect a hypothetical plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of December 31, 1999 the model produced the following sensitivity profile for net interest income and the fair value capital:

                                                             Immediate Change in Rates
                                             ----------------------------------------------------------
                                             +200 Basis Points    -200 Basis Points        Policy Limit
-------------------------------------------------------------------------------------------------------
% Change in Net Interest Income                    15.0%               (17.9%)                   +/-25%
% Change in Fair Value of Capital                   2.5%                (7.0%)                   +/-15%

Based on the composition of the Balance Sheet and the current interest rate environment the results of this simulation would not be materially different at March 31, 2000.

                                     Part II

                                Other Information


Item 4.  Submission of Matters to Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on April 26, 2000, the stockholders elected four individual to serve as a Director until the 2003 Annual Meeting of Stockholders, and until their successors are duly elected and qualify. The Company submitted the matter to a vote through the solicitation of proxies. The results of the election are as follows:

Class II Nominees (Term expires 2003)     For         Against      Abstain
                                          ---         -------      -------

Gary L. Fairbank                        919,480        8,334          0
Ronald N. Fox                           925,324        2,490          0
Richard C. Granville                    926,264        1,550          0
Jerome M. McConnell                     920,984        6,830          0




Item 6.  Exhibits and Reports on Form 8-K.

     a)  Exhibits

         Exhibit 27 - Financial Data Schedule

     b) No Forms 8-K filed.

                                   Signatures


Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TALBOT BANCSHARES, INC.


Date:  May 12, 2000            By: /s/ W. Moorhead Vermilye
                                   ---------------------------------------------
                                   W. Moorhead Vermilye
                                   President


Date:  May 12, 2000            By: /s/ Susan E. Leaverton
                                   ---------------------------------------------
                                   Susan E. Leaverton, CPA
                                   Treasurer/Principal Accounting Officer