Form 10-Q
period 2000-06-30
TALBOT BANCSHARES INC
filed 2000-08-14
CIK 1043056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 0-22929

                             TALBOT BANCSHARES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                           52-2033630
--------------------------------------                   ------------------
  (State or Other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

18 East Dover Street, Easton, Maryland                          21601
---------------------------------------                 ---------------------
(Address of Principal Executive Offices)                     (Zip Code)

                                 (410) 822-1400
       -------------------------------------------------------------------
               Registrant's Telephone Number, Including Area Code


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


         As of July 31, 2000, there were 1,194,876 shares of common stock outstanding. This is the only class of outstanding shares.

                                      INDEX



Part I.

                                                                            Page
  Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets -
        June 30, 2000(unaudited) and December 31, 1999                         3

     Condensed Consolidated Statements of Income -
        Three and six months ended June 30, 2000 and 1999 (unaudited)          4

     Condensed Consolidated Statements of Changes in Stockholders' Equity -
        For the six Month Period ended June 30, 2000 (unaudited)               5

     Condensed Consolidated Statements of Cash Flows -
        Six months ended June 30, 2000 and 1999 (unaudited)                    6

     Notes to Condensed Consolidated Financial Statements (unaudited)        7-8

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        9-11

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk         12

Part II.

  Item 6.  Exhibits and Reports on Form 8-K                                   12

Part I

Item 1.  Financial Statements

                             TALBOT BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, except per share amounts)


                                                                           June 30,                         December 31,
ASSETS:                                                                      2000                              1999
-------                                                                 ---------------                  -----------------
                                                                          (unaudited)
Cash and due from banks                                                $  7,722                           $    5,535
Federal funds sold                                                       11,197                               24,714
Investment in debt securities:
         Held-to-maturity, at amortized cost (fair value of $6,171
         and $8,162, respectively)                                        6,318                                8,302
         Available for sale, at fair value                               62,517                               64,888
Loans, less allowance for credit losses ($2,803 and
         $2,743, respectively)                                          229,056                              216,033
Bank premises and equipment                                               2,960                                2,978
Other real estate owned                                                     214                                   74
Accrued interest receivable on loans and investment securities            2,218                                2,122
Deferred income tax benefits                                              1,534                                1,430
Other assets                                                                865                                  993
                                                                     ----------                         ------------

         TOTAL ASSETS                                                  $324,601                           $  327,069
                                                                       ========                             ========

LIABILITIES:
Deposits:
         Non-interest bearing demand                                 $   28,874                           $   31,691
         NOW and Super NOW                                               52,919                               50,104
         Certificates of deposit $100,000 or more                        49,939                               58,324
         Other time and savings                                         132,668                              133,829
                                                                       --------                             --------
              Total Deposits                                            264,400                              273,948

Short term borrowings                                                    21,690                               16,343
Other liabilities                                                           991                                  896
                                                                      ---------                           ----------

         TOTAL LIABILITIES                                              287,081                              291,187
                                                                       --------                             --------

STOCKHOLDERS' EQUITY:
Common  Stock,  Par  Value  $.01;   authorized  25,000,000  shares;
  issued  and outstanding:
          June 30, 2000       1,194,876                                      12                                   12
          December 13, 1999   1,193,308
Surplus                                                                  12,790                               12,724
Retained earnings                                                        26,049                               24,312
Accumulated other comprehensive income                                   (1,331)                              (1,166)
                                                                     ----------                            ---------

         TOTAL STOCKHOLDERS' EQUITY                                      37,520                               35,882
                                                                      ---------                            ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $  324,601                             $327,069

                                                                       ========                             ========

See accompanying notes to Condensed Consolidated Financial Statements.



                             TALBOT BANCSHARES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                              Three Months Ended June 30,            Six Months Ended June 30,
                                                                 2000              1999                  2000            1999
                                                           ----------------  ----------------      --------------    --------------
INTEREST INCOME
   Loans, including fees                                   $ 4,924           $ 4,328               $ 9,601           $ 8,356
   Interest and dividends on investment securities
     Taxable                                                 1,001             1,070                 2,074             2,192
     Tax-exempt                                                 29                36                    57                82
   Federal funds sold                                          151                48                   268               195
                                                          --------          --------              --------          --------

       Total interest income                                 6,105             5,482                12,000            10,825
                                                           -------           -------               -------          --------

INTEREST EXPENSE
     Certificates of deposit, $100,000 or more                 684               465                 1,386             1,097
     Other deposits                                          1,753             1,726                 3,467             3,407
     Other interest                                            253               179                   431               316
                                                           -------           -------               -------           -------

       Total interest expense                                2,690             2,370                 5,284             4,820
                                                           -------            ------               -------            ------

NET INTEREST INCOME                                          3,415             3,112                 6,716             6,005

PROVISION FOR CREDIT LOSSES                                     56                60                   114               120
                                                          --------           -------               -------           -------

NET INTEREST INCOME AFTER PROVISION FOR
   CREDIT LOSSES                                             3,359             3,052                 6,602             5,885
                                                           -------           -------               -------           -------

NONINTEREST INCOME
   Service charges on deposit accounts                         241               218                   459               404
   Loss on sale of securities                                    1                12                     1                12
   Other noninterest income                                     75                30                   127                70
                                                           -------           -------               -------            ------

       Total noninterest income                                317               260                   587               486
                                                            ------             -----                ------             -----

NONINTEREST EXPENSES
   Salaries and employee benefits                              965               897                 1,959             1,812
   Expenses of premises and fixed assets                       203               181                   408               372
   Other noninterest expense                                   557               457                 1,041               978
                                                           -------           -------               -------           -------

       Total noninterest expense                             1,725             1,535                 3,408             3,162
                                                            ------            ------                ------            ------

INCOME BEFORE TAXES ON INCOME                                1,951             1,777                 3,781             3,209

Federal and State income taxes                                 689               618                 1,328             1,100
                                                           -------           -------             ---------             -----

NET INCOME                                                 $ 1,262            $1,159                $2,453           $ 2,109
                                                            ======            ======                ======            ======

PER SHARE DATA:
   Basic earnings per common share                         $  1.05           $   .97                $ 2.05           $  1.77
   Diluted earnings per common share                       $  1.04           $   .96                $ 2.02           $  1.75




See accompanying notes to Condensed Consolidated Financial Statements.
                                     - 4 -


                             TALBOT BANCSHARES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                             (Dollars in thousands)




                                                                                                     Accumulated
                                                                                                        other
                                                      Common                         Retained        Comprehensive
                                                      Stock         Surplus          Earnings           Income            Total
                                                   -----------    -----------       ---------      ----------------    -----------

Balances, December 31, 1999                        $ 12           $12,724           $24,312        $(1,166)            $35,882

Net Income                                            -                 -             2,453              -               2,453

Cash Dividends Paid $0.60 per share                   -                 -              (716)             -                (716)

Other Comprehensive income, net of tax:
   Unrealized loss on available for sale securities,
     net of reclassification adjustment of $1         -                 -                 -           (165)               (165)
                                                                                                  --------            --------

     Total other comprehensive income                                                                                     (165)
                                                                                                                      --------

Shares Issued                                         -                68                 -              -                  68
Shares Repurchased and Retired                        -                (2)                -              -                  (2)
                                           ------------        ----------       -----------     ----------           ---------

   Balances, June 30, 2000                         $ 12           $12,790           $26,049        $(1,331)            $37,520
                                            ===========           =======           =======  =============             =======



Balances, December 31, 1998                        $ 12           $12,663           $21,164           $445             $34,284

Net Income                                            -                 -             2,109              -               2,109

Cash Dividends Paid $0.50 per share                   -                 -              (596)             -                (596)

Other Comprehensive income, net of tax:
   Unrealized loss on available for sale securities,
     net of reclassification adjustment of $ 101      -                 -                 -           (959)               (959)
                                                                                                                      --------

     Total other comprehensive income                                                                                     (959)
                                                                                                                      --------

Shares issued                                         -                52                 -              -                  52
Shares repurchased and retired                        -               (29)                -              -                 (29)
                                          -------------     -------------     -------------    -----------            --------

     Balances, June 30, 1999                       $ 12           $12,686           $22,677          $(514)            $34,861
                                            ===========           =======           =======       ========             =======


See accompanying Notes to Condensed Consolidated Financial Statements.

                             TALBOT BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)


                                                                                       For the Six Months Ended June 30,
                                                                                     2000                      1999
                                                                             --------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                 $   2,453                $   2,109
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                  264                      311
     Discount accretion                                                              16                       (8)
     Loss (Gain) on sale of securities                                                1                      (12)
     Loss on sale of bank equipment                                                   2                        -
     Loss on sale of other real estate owned                                          8                       10
     Provision for credit losses, net                                                60                       22
     Net changes in:
       Accrued interest receivable                                                  (96)                      20
       Other assets                                                                 127                       68
       Accrued interest payable on deposits                                          76                      (35)
       Other liabilities                                                             19                     (123)
                                                                        ---------------       ------------------

       Net cash provided by operating activities                                  2,930                    2,362
                                                                          -------------         ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale                           1,000                    6,073
   Proceeds from maturities and principal payments of securities
     available for sale                                                          39,809                    9,114
   Purchase of securities available for sale                                    (38,828)                  (8,648)
   Proceeds from maturities and principal payments of securities
     held to maturity                                                             2,291                    4,654
   Purchase of securities held to maturity                                         (311)                  (2,382)
   Net increase in loans                                                        (12,403)                 (14,402)
   Purchase of loans                                                               (680)                  (1,400)
   Proceeds from sale of loans                                                        -                      185
   Purchase of bank premises and equipment                                         (159)                    (240)
   Proceeds from sale of bank equipment                                              20                        -
   Proceeds from sale of other real estate owned                                     52                       80
   Purchase other real estate owned                                                (200)                     (50)
                                                                        ---------------      -------------------
       Net cash used in investing activities                                     (9,409)                  (7,016)
                                                                          -------------         ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase(decrease) in demand, NOW, money market and
     savings deposits                                                              (990)                   3,109
   Net decrease in certificates of deposit                                       (8,558)                 (15,763)
   Net increase(decrease) in securities sold under agreement to repurchase         (653)                   5,773
   Proceeds from short term borrowings                                            6,000                        -
   Proceeds from issuance of common stock                                            68                       52
   Common stock repurchased and retired                                              (2)                     (29)
   Dividends paid                                                                  (716)                    (596)
                                                                        ---------------           --------------

       Net cash used by financing activities                                     (4,851)                  (7,454)
                                                                         --------------            -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (11,330)                 (12,108)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 30,249                   20,407
                                                                         --------------            -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   18,919                $   8,299
                                                                          =============             ============

                             Talbot Bancshares, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1) The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q. In the opinion of the management of the Company, all adjustments necessary to present fairly the financial position at June 30, 2000, the results of operations for the three and six month periods ended June 30, 2000 and 1999, and cash flows for the six month period ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited consolidated financial statements and footnotes included in the 1999 Annual Report to Shareholders and Form 10-K.

2) Basic earnings per share is arrived at by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of 1,193,744 shares for 2000 and 1,192,208 shares for 1999. The diluted earnings per share calculation is arrived at by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding options and warrants. The adjusted average shares for the six months ended June 30, 2000 and 1999 were 1,212,886 and 1,207,428, respectively.

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

Information with respect to impaired loans and the related valuation allowance is shown below:

                                                                                         June 30,         December 31,
(Dollars in thousands)                                                                    2000             1999
--------------------------                                                              ---------         ------------

Impaired loans with valuation allowance                                                 $   -            $   109
Impaired loans with no valuation allowance                                                502                718
                                                                                      -------             -------

  Total impaired loans                                                                  $ 502            $   827
                                                                                      =======            =======

Allowance for credit losses applicable to impaired loans                                $   -            $    79
Allowance for credit losses applicable to other than impaired loans                     2,803              2,504
                                                                                      -------            -------

  Total allowance for credit losses                                                   $ 2,803            $ 2,583
                                                                                      =======            =======

Interest income on impaired loans recorded on the cash basis                          $    13            $    23
                                                                                  ===========           ========


     Interest income of $40,600 would have been recorded for the period ended June 30, 2000 had the loans been current and in accordance with their original terms. Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

4) In the normal course of business, to meet the financial needs of its customers, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2000 total commitments to extend credit were approximately $52,897,000. Outstanding letters of credit were approximately $3,882,000 at June 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a better understanding of the financial position of Talbot Bancshares, Inc., and should be read in conjunction with the December 31, 1999 audited consolidated financial statements and notes.

Forward-Looking Information
---------------------------

Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about the Company's confidence, policies, and strategies, merger activities, adequacy of capital levels, and liquidity. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which the Company and its affiliates operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in more detail in the Company's Form 10-K, under the heading "Risk Factors." Actual results may differ materially from such forward looking statements, and the Company assumes no obligation to update forward looking statements at any time.

Overview
--------

Basic net income per share for the six months ended June 30, 2000 increased 15.82%, totalling $2.05 compared to $1.77 for the same period last year. Diluted net income per share was $2.02 for the first six months of 2000, an increase of 15.43% over $1.75 for 1999. Net income increased 16.3% totalling $2,453,000 for the six month period ended June 30, 2000 compared to $2,109,000 for the same period in 1999.

Basic net income for the second quarter of 2000 was $1.05, an increase of 8.25% over the $0.97 for the same period last year. Diluted net income per share increased 8.33% totalling $1.04 per share for the second quarter of 2000, compared to $0.96 for 1999. Net income was $1,262,000 for the three months ended June 30, 2000, an increase of 8.9% over the 1,159,000 for the same period in 1999.

Return on average assets for the first six months of 2000 was 1.53% compared to 1.39% for 1999. Return on average equity increased to 13.39% for the first six months of 2000 compared to 12.13% for the same period in 1999.

Return on average assets was 1.56% for the quarter ended June 30, 2000 and 1.53% for the second quarter of 1999. Return on average equity increased to 13.56% for the quarter ended June 30, 2000 and 13.26% for the second quarter of 1999.

Net Interest Income and Net Interest Margin
-------------------------------------------

Net interest income on a fully tax equivalent basis was $6,766,000 for the six months ended June 30, 2000, representing an increase of $698,000 or 11.5% over the same period last year. This increase is the result of growth in average loans of $25,324,000 or 12.6%. Average loans totalled $226,822,000 and $201,498,000 at June 30, 2000 and 1999, respectively. Loan growth was funded by deposit growth and a reduction in investment securities. Average deposits increased $14,284,000 compared to the first six months of 1999, with $6,210,0000 of the growth in Certificates of Deposit $100,000 or more. The average balance of investment securities declined $9,470,000 for the first six months of 2000 compared to 1999. The net interest margin on earning assets increased from 4.21% in 1999 to 4.42% for the first six months of 2000. This increase resulted primarily from the increased yields on loans during the period. See the Analysis of Interest Rates and Differentials on page 11 for further details.

Net interest income on a fully taxable equivalent basis was $3,441,000 for the three months ended June 30, 2000. This represents a 9.6% increase over the quarter ended June 30, 1999. This increase was the result of an increase in earning assets of 7.2%. Average loans increased 11.1% or $22,981,000 compared to the same period last year. Average Investment securities decreased $7,709,000 for the quarter ended June 30, 2000, a 9.7% decrease compared to June 30, 1999 and federal funds sold increased $5,602,000 or 140.7% for the quarter ended June 30, 2000 compared to the same period in 1999. In addition to a decline in investment securities, earning asset growth was funded by increased deposits of $14,359,0000 and other short term borrowings of $1,028,000 for the three months ended June 30, 2000 when compared to the same period in 1999.

Non-interest Income
-------------------

Noninterest income increased $101,000 or 20.8% for the six months ended June 30, 2000 compared to the same period in 1999. The most significant components of the increase were increases in service charges on deposit accounts of $55,000 and revenue from sales of nondeposit investment products of $29,000.

Total noninterest income for the quarter ended June 30, 2000 increased $57,000 or 21.9% when compared to the same period in 1999. The increase was caused primarily by increases in service charges on deposit accounts of $ $23,000 and increased revenue from the sale of nondeposit investment products of $17,000.

Non-interest expense
--------------------

Total noninterest expense for the six months ended June 30, 2000 was $3,408,000 an increase of $246,000 or 7.8% over the six months ended June 30, 1999. The increase resulted from increases in salaries and benefits of $147,000 or 8.1%, increased occupancy expenses of $36,000 or 9.7% and increases in other operating expenses of $63,000 or 6.4%.

For the quarter ended June 30, 2000 noninterest expense increased $190,000 or 12.4% over the same period last year. The increase resulted from increases in salaries and benefits of $68,000 or 7.6%, increased occupancy expense of $22,000 or 12.2%, and increases in other expenses of $100,000 or 21.9%. Increased other operating expenses includes increases in expenditures for printing and supplies, postage and data processing costs.

Analysis of Financial Condition
-------------------------------

Investment securities decreased $4,355,000 or 6% totalling $68,835,000 at June 30, 2000 when compared to $73,190,000 at December 31, 1999. Total loans at June 30, 2000 were 231,859,000, an increase of $13,083,000 of 6% from December 31,
1999. Federal Funds sold decreased $13,517,000 or 54.7% when compared to December 31, 1999.

Total deposits decreased $9,548,000 or 3.5% totalling $264,400,000 compared to $273,948,000 at December 31, 1999. The most significant component of the decline in deposits was certificates of deposit $100,000 or more which decreased $8,385,000 primarily due to the deposits of a large municipal depositor. When compared to June 30, 1999, however, deposits at June 30, 2000 had increased $27,125,000, which included increased certificates of deposit of $100,000 or more of $21,677,000. Noninterest bearing deposits decreased $2,817,000 to $28,874,000 at June 30, 2000, compared to $31,691,000 at December 31, 2000.

Short-term borrowings at June 30, 2000 consisted of securities sold under agreements to repurchase and a short term advance from the Federal Home Loan Bank of Atlanta. Securities sold under agreements to repurchase declined $653,000 totalling $15,690,000 at June 30, 2000 when compared to December 31, 1999. At June 30, 2000 the Bank had an outstanding advance form the Federal Home Loan Bank of Atlanta of $6,000,000 which matures on July 31, 2000. There were no advances outstanding at December 31, 1999.

Total stockholders' equity increased $1,638,000 or 4.6% totalling $37,520,000 at June 30, 2000 from $35,882,000 at December 31, 1999. The Company continues to maintain strong capital ratios in compliance with regulatory standards.

Liquidity and Capital Resources
-------------------------------

The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. At June 30, 2000 the Company's liquidity ratio was approximately 17.5%. There are no known trends or demands, commitments, events or uncertainties that management is aware of which will materially affect the Company's ability to maintain liquidity at satisfactory levels.

Total Stockholders' equity was $37.5 million at June 30, 2000, 7.6% higher than one year ago.

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

A comparison of the Company's capital as of June 30, 2000, with the minimum requirements is presented below.

                                                               For Capital
                                                               Adequacy
                                           Actual              Purposes
                                           ------              --------

   Tier 1 Risk-based Capital               16.19%              4.00%
   Total Risk-based Capital                17.37%              8.00%
   Leverage Ratio                          11.91%              4.00%

Asset Quality
-------------

Nonperforming assets consist of non-accrual loans, loans which are past due 90 days or more and still accruing interest and other real estate owned. A loan is placed on nonaccrual status when it is specifically determined to be impaired and principal and interest are delinquent for 90 days or more. A loan may be placed on nonaccrual status sooner if management determines such action is necessary and prudent. During the six months ended June 30, 2000 non accrual loans and delinquent loans past due 90 days or more have declined $271,000 and $898,000, respectively. Other real estate owned increased $140,000 for the six months ended June 30, 2000.

The following table summarizes past due and non-performing assets of the Company.

                                                                              June 30,             December 31,
                                                                                2000                  1999
                                                                           --------------        --------------
                                                                      (dollars in thousands)
Non performing Assets:
     Non-accrual loans                                                $ 502                      $  773
     Loans past due 90 days or more and still accruing interest         248                       1,146
                                                                   --------                     -------
     Total nonperforming loans                                          750                       1,919
     Other real estate owned                                            214                          74
                                                                     ------                      ------

     Total non-performing assets                                      $ 964                      $1,993
                                                                   ========                      ======

Provision and Allowance for Credit Losses
-----------------------------------------

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


     The following table presents a summary of the activity in the Allowance for Loan Losses.

                                                              Three Months Ended June 30,            Six Months Ended June 30,
(dollars in thousands)                                           2000           1999                    2000            1999
----------------------                                           ----           ----                    ----            ----
Allowance balance - beginning                                    $  2,808       $  2,596                $  2,743         $ 2,582
Charge-offs:
   Commercial and other                                                34             67                      34              80
   Real estate                                                          7              -                       7              25
   Consumer                                                            29             19                      40              33
                                                                ---------      ---------               ---------        --------
     Totals                                                            70             86                      81             138
                                                                ---------      ---------               ---------        --------
Recoveries:
   Commercial                                                           5             17                       9              19
   Real Estate                                                          1              9                       6               9
   Consumer                                                             3              9                      12              13
                                                                ---------     ----------               ---------        --------
     Totals                                                             9             35                      27              41
                                                                ---------      ---------               ---------        --------
Net Charge-offs:                                                       61             51                      54              97
Provision for credit losses                                            56             60                     114             120
                                                                ---------      ---------                --------       ---------
Allowance balance-ending                                        $   2,803      $   2,605               $   2,803       $   2,605
                                                                =========      =========               =========       =========

Average Loans outstanding during period                          $230,192       $207,211                $227,001        $201,498
                                                                 ========       ========                ========        ========
Net charge-offs (annualized) as a percentage of
   average loans outstanding during period                           .11%           .10%                    .05%            .10%
                                                               ==========     ==========              ==========      ==========
Allowance for loan losses at period end as a
   percentage of average loans                                      1.22%          1.26%                   1.23%           1.29%
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

Analysis of Interest Rates and Interest Differentials.
------------------------------------------------------

The following table presents the distribution of the average consolidated balance sheets, interest income/expense and yields earned and rates paid through the first six months of the year.

                                                                         2000                                    1999
                                                                         ----                                    ----
                                                           Average        Income     Yield            Average    Income     Yield
(dollars in thousands)                                     Balance       Expense      Rate            Balance    Expense     Rate
----------------------                                     -------       -------      ----            -------    -------     ----
Earning Assets
   Investment Securities                                   $ 71,589      $  2,161     6.04%           $ 81,059   $  2,317    5.78%
   Loans                                                    226,822         9,621     8.51             201,498      8,378    8.38
   Federal Funds Sold                                         8,716           268     6.10               8,115        195    4.76
                                                           --------      --------     ----           ---------    -------    ----
   Total earning assets                                    $307,127       $12,050     7.85%           $290,672    $10,890    7.56%
                                                                         --------                                --------
Non-interest earning Assets                                $ 13,379                                   $ 12,311
                                                           --------                                  ---------
   Total Assets                                            $320,506                                   $302,983
                                                           ========                                   ========

Interest bearing liabilities
   Interest bearing deposits                               $237,177      $  4,853     4.10%           $225,777    $ 4,505    4.02%
   Borrowings                                                18,248           431     4.73              17,035        317    3.75
                                                           --------      --------     ----            --------     ------    ----
   Total interest bearing liabilities                      $255,425      $  5,284     4.14%           $242,812    $ 4,822    4.00%
                                                                        ---------                                --------
Non-interest bearing liabilities                           $ 28,441                                   $ 25,408
Stockholders' equity                                         36,640                                     34,763
                                                           --------                                   --------
Total liabilities and Stockholders' equity                 $320,506                                   $302,983
                                                           ========                                   ========

Net interest spread                                                      $  6,766     3.71%                       $ 6,068    3.55%
                                                                         ========                                ========
Net interest margin                                                                   4.42%                                  4.21%

(1) All amounts are reported on a tax equivalent basis computed using the statutory federal income tax rate exclusive of the alternative minimum tax rate of 34% and nondeductible interest expense.
(2) Average loan balances include non-accrual loans.
(3) Loan fee income is included in interest income for each loan category and yield calculations are based on the total.

Recent Developments
-------------------

On July 25, 2000, the Company entered into a Plan and Agreement to Merge (the "Merger Agreement") with Shore Bancshares, Inc., a Maryland corporation ("Shore Bancshares"), which provides for the merger of the Company with and into Shore Bancshares (the "Merger") in a pooling-of-interests transaction. Upon completion of the Merger, Shore Bancshares will be the surviving entity. The Merger is conditioned upon, among other things, the approvals of stockholders of the Company and of Shore Bancshares and receipt of certain bank regulatory approvals. Under the Merger Agreement, each of the issued and outstanding shares of the Company's common stock will be converted into the right to receive 2.85 shares of Shore Bancshares common stock. In addition, all Company stock options will be exchanged for options to purchase shares of Shore Bancshares common stock.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company utilizes a simulation model to quantify the effect a hypothetical plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as repayments of loans in periods of declining rates. When actual changes in interest rates occur the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of March 31, 2000 the model produced the following sensitivity profile for net interest income and the fair value capital:

                                                                                  Immediate Change in Rates
                                                                        +200 Basis Points      -200 Basis Points      Policy Limit
                                                                        -----------------      -----------------      ------------
% Change in Net Interest Income                                         12.8%                  (14.6%)                +/-25%
% Change in Fair Value of Capital                                        4.4%                   (9.1%)                +/-15%

Based on the composition of the Balance Sheet and the Current interest rate environment the results of this simulation would not be materially different at June 30, 2000.

                                     Part II

                                Other Information

Item 6.  Exhibits and Reports on Form 8-K.

     a)  Exhibits

         Exhibit 2.1 - Plan and Agreement to Merge, dated July 25, 2000, by and between Shore Bancshares, Inc. and Talbot Bancshares, Inc. is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on July 31, 2000.

         Exhibit 27 - Financial Data Schedule


     b)  No Forms 8-K filed for the quarterly period ended June 30, 2000.

                                   Signatures


Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TALBOT BANCSHARES, INC.


Date:  August 11, 2000                 By:/s/ W. Moorhead Vermilye
                                          --------------------------------------
                                          W. Moorhead Vermilye
                                          President


Date:  August 11, 2000                 By:/s/ Susan E. Leaverton
                                          --------------------------------------
                                          Susan E. Leaverton, CPA
                                          Treasurer/Principal Accounting Officer