Form 10-Q
period 2000-09-30
TALBOT BANCSHARES INC
filed 2000-11-14
CIK 1043056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                                     0-22929
                             -----------------------

                             TALBOT BANCSHARES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                Maryland                                       52-2033630
 --------------------------------------                    -------------------
     (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)

 18 East Dover Street, Easton, Maryland                          21601
 ---------------------------------------                 ----------------------
(Address of Principal Executive Offices)                       (Zip Code)

                                 (410) 822-1400
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code

          ------------------------------------------------------------
             Former name, former address and former fiscal year, if
                           changed since last report.

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


          As of October 31, 2000, registrant had outstanding 1,195,534 shares of common stock.

                                      INDEX




Part I.


Item 1.  Financial Statements                                               Page

     Condensed Consolidated Balance Sheets -
         September 30, 2000(unaudited) and December 31, 1999                   3

     Condensed Consolidated Statements of Income -
         Three and nine months ended September 30, 2000 and 1999 (unaudited)   4

     Condensed Consolidated Statements of Changes in Stockholders' Equity -
         Nine months ended September 30, 2000 and 1999 (unaudited)             5

     Condensed Consolidated Statements of Cash Flows -
         Nine months ended September 30, 2000 and 1999 (unaudited)             6

     Notes to Condensed Consolidated Financial Statements (unaudited)          7

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                              8-11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           11

Part II.

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 5.  Other Information                                                    12

Item 6.  Exhibits and Reports on Form 8-K                                     12

Part I

Item 1.  Financial Statements

                             TALBOT BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, except per share amounts)

                                                                                      September 30,       December 31,

ASSETS:                                                                                    2000              1999
-------                                                                               ---------------     ------------

                                                                                       (unaudited)
Cash and due from banks                                                               $    10,035         $    5,535
Federal funds sold                                                                          5,024             24,714
Investment securities:
   Available for sale, at fair value                                                       70,942             64,888
   Held-to-maturity, at amortized cost (fair value of $ 5,546,
   and $8,162 respectively)                                                                 5,626              8,302
Loans, less allowance for credit losses ($2,880
and $2,743 respectively)                                                                  237,671            216,033
Bank premises and equipment, net                                                            2,980              2,978
Other real estate owned                                                                       161                 74
Accrued interest receivable on loans and investment securities                              3,017              2,122
Deferred income taxes                                                                       1,321              1,430
Other assets                                                                                  518                993
                                                                                       ----------         ----------

   TOTAL ASSETS                                                                          $337,295           $327,069
                                                                                       ==========         ==========

LIABILITIES:

Deposits:
   Non-interest bearing demand                                                          $  31,027          $  31,691
   NOW and Super NOW                                                                       51,783             50,104
   Certificates of deposit $100,000 or more                                                59,521             58,324
   Other time and savings                                                                 135,229            133,829
                                                                                        ---------          ---------
       Total Deposits                                                                     277,560            273,948

Short term borrowings                                                                      19,071             16,343
Other liabilities                                                                           1,388                896
                                                                                        ---------          ---------

   TOTAL LIABILITIES                                                                      298,019            291,187
                                                                                        ---------          ---------

STOCKHOLDERS' EQUITY:
Common  Stock,  Par  Value  $.01;   authorized  25,000,000  shares;  issued  and
   outstanding:
     September 30, 2000      1,195,534
     December 31, 1999       1,193,308                                                        12                 12
Surplus                                                                                   12,821             12,724
Retained earnings                                                                         27,435             24,312
Accumulated other comprehensive income(loss)                                               (992)            (1,166)
                                                                                       ---------          ---------

   TOTAL STOCKHOLDERS' EQUITY                                                             39,276             35,882
                                                                                       ---------          ---------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                $337,295           $327,069
                                                                                       =========          =========

See accompanying notes to Condensed Consolidated Financial Statements.


                             TALBOT BANCSHARES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                       Three Months Ended September 30,        Nine Months Ended September 30,
                                                             2000             1999                  2000              1999

                                                       ---------------- ----------------      ----------------  ---------------
INTEREST INCOME
   Loans, including fees                                       $  5,164          $ 4,449             $ 14,765         $ 12,805
   Interest and dividends on investment securities:
     Taxable                                                      1,008            1,027                3,082            3,219
     Tax-exempt                                                      27               43                   84              125
   Federal funds sold                                               110              164                  378              359
                                                               --------         --------             --------        ---------

       Total interest income                                      6,309            5,683               18,309           16,508
                                                               --------         --------             ---------       ---------

INTEREST EXPENSE
     Certificates of deposit, $100,000 or more                      736              562                2,122            1,659
     Other deposits                                               1,829            1,749                5,296            5,156
     Other interest                                                 235              179                  666              495
                                                                -------          -------               -------         -------

       Total interest expense                                     2,800            2,490                8,084            7,310
                                                                 ------           ------                ------          ------

NET INTEREST INCOME                                               3,509            3,193               10,225            9,198

PROVISION FOR CREDIT LOSSES                                         110               60                  224              180
                                                                -------          -------               -------         -------

NET INTEREST INCOME AFTER PROVISION FOR
   CREDIT LOSSES                                                  3,399            3,133               10,001            9,018
                                                                 ------           ------               -------          ------

NONINTEREST INCOME
   Service charges on deposit accounts                              234              206                  693              610
   Gain on sale of securities                                         -                -                    1               12
   Other noninterest income                                         742               32                  869              102
                                                                 ------           ------                ------         -------

       Total noninterest income                                     976              238                1,563              724
                                                                  -----            -----               ------            -----

NONINTEREST EXPENSES
   Salaries and employee benefits                                   967              909                2,926            2,721
   Expenses of premises and fixed assets                            188              190                  596              562
   Other noninterest expense                                        487              494                1,528            1,472
                                                                 ------          -------                ------          ------

       Total noninterest expense                                  1,642            1,593                5,050            4,755
                                                                 ------           ------                ------          ------

INCOME BEFORE TAXES ON INCOME                                     2,733            1,778                6,514            4,987

Federal and State income taxes                                      989              620                2,317            1,720
                                                                -------          -------               -------         -------

NET INCOME                                                       $1,744           $1,158               $4,197           $3,267
                                                                 ======           ======               ======           ======

   Basic earnings per commons share                              $ 1.46          $   .97               $ 3.51           $ 2.74
   Diluted earnings per common share                             $ 1.44          $   .94               $ 3.46           $ 2.69
   Dividends declared per common share                           $  .30          $   .25               $  .90           $  .75

See accompanying notes to Condensed Consolidated Financial Statements.




                                                      TALBOT BANCSHARES, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                                       (Dollars in thousands)




                                                                                                    Accumulated
                                                                                                      other
                                                      Common                         Retained      Comprehensive
                                                      Stock         Surplus          Earnings         Income             Total
                                                   -----------   ------------       ---------     ----------------   -------------

Balances, December 31, 1999                                $12        $12,724         $24,312             $(1,166)         $35,882

Comprehensive income:
Net Income                                                   -              -           4,197                    -           4,197
Other comprehensive income, net of tax:
   Unrealized gain on available for sale securities
     net of reclassification adjustment                      -              -               -                  174             174
                                                                                                                        ----------

     Total comprehensive income                                                                                              4,371
                                                                                                                        ----------

Cash Dividends Paid $0.90 per share                          -              -         (1,074)                    -         (1,074)


Shares issued                                                -            126               -                    -             126
Shares repurchased and retired                               -           (29)               -                    -            (29)
                                                 -------------  -------------    ------------  -------------------     -----------

   Balances, September 30, 2000                            $12        $12,821         $27,435               ($992)         $39,276
                                                 =============  =============    ============  ===================     ===========



Balances, December 31, 1998                                $12        $12,663         $21,164                 $445         $34,284

Comprehensive income:
Net Income                                                   -              -           3,267                    -           3,267
Other comprehensive income, net of tax:
   Unrealized loss on available for sale securities
     net of reclassification adjustment                      -              -               -              (1,184)         (1,184)
                                                                                                                        ----------

     Total comprehensive income                                                                                              2,083
                                                                                                                        ----------

Cash Dividends Paid $0.75 per share                          -              -           (895)                    -           (895)

Shares issued                                                -             84               -                    -              84
Shares repurchased and retired                               -           (30)               -                    -            (30)
                                                   -----------    -----------    ------------ --------------------     -----------

   Balances, September 30, 1999                            $12        $12,717         $23,536               ($739)         $35,526
                                                   ===========    ===========    ============ ====================     ===========






See accompanying Notes to Condensed Consolidated Financial Statements.


                                                      TALBOT BANCSHARES, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                       (Dollars in thousands)

                                                                                    For the Nine Months Ended September 30,
                                                                                      2000                     1999

                                                                              -------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                         $   4,197                 $   3,267
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                          391                       448
     Discount accretion on debt securities                                                 (16)                      (30)
     Gain on sale of securities                                                             (1)                      (12)
     Loss on sale of bank equipment                                                           2                        12
     Provision for credit losses                                                            224                        77

     Loss on other real estate owned                                                         11                         8
     Net changes in:
       Accrued interest receivable                                                        (895)                     (275)
       Other assets                                                                         475                       276
       Accrued interest payable on deposits                                                 159                      (60)
       Other liabilities                                                                    333                     (103)
                                                                                ---------------          ----------------
       Net cash provided by operating activities                                          4,880                     3,608
                                                                                ---------------          ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale                                   1,000                     6,073
   Proceeds from maturities and principal payments of securities
     available for sale                                                                  53,736                    12,114
   Purchase of securities available for sale                                           (60,642)                  (13,084)
   Proceeds from maturities and principal payments of securities
     held to maturity                                                                     2,981                     7,843
   Purchase of securities held to maturity                                                (311)                   (3,382)
   Net increase in loans                                                               (21,182)                  (15,710)
   Purchase of loans                                                                      (680)                   (1,400)
   Proceeds from sale of loans                                                             -                          881
   Purchase of bank premises and equipment                                                (257)                     (294)
   Proceeds from sale of equipment                                                           20                       -
   Proceeds from sale of other real estate owned                                            102                       132
   Purchase other real estate owned                                                       (200)                      (50)
                                                                                 --------------            --------------
       Net cash used by investing activities                                           (25,433)                   (6,877)
                                                                                 --------------            --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand, NOW, money market and
     savings deposits                                                                       478                     1,181
   Net increase in certificates of deposit                                                3,134                     3,534
   Net increase in securities sold under agreement to repurchase                          2,728                     1,506
   Proceeds from issuance of common stock                                                   126                        84
   Purchase of common stock                                                                (29)                      (30)
   Dividends paid                                                                       (1,074)                     (895)
                                                                                  -------------            --------------
       Net cash provided by financing activities                                          5,363                     5,380
                                                                                  -------------            --------------

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                                    (15,190)                     2,111
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         30,249                    20,407
                                                                                  -------------             -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $      15,059             $      22,518
                                                                                  =============             =============


                                                                 6

                             Talbot Bancshares, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1) The unaudited condensed consolidated financial statements of Talbot Bancshares, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10Q. In the opinion of the management of the Company, all adjustments necessary to present fairly the financial position at September 30, 2000, the results of operations for the three and nine month periods ended September 30, 2000 and 1999, and cash flows for the nine month period ended September 30, 2000 and 1999 have been included. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited consolidated financial statements and footnotes included in the 1999 Annual Report to Shareholders and Form 10-K.

2) Year to date basic earnings per share is arrived at by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period of 1,194,127 shares for 2000 and 1,192,327 for 1999. The diluted earnings per share calculation is arrived at by dividing net income by the weighted average number of shares outstanding, adjusted for the dilutive effect of outstanding options and warrants. The adjusted average shares for the nine months ended September 30, 2000 and 1999 were 1,214,170 and 1,214,630, respectively.

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

Information with respect to impaired loans and the related valuation allowance is shown below:

                                                                                               September 30,         December 31,
(Dollars in thousands)                                                                           2000                 1999
------------------------------------------------------------------------------------------------------------------------------------

Impaired loans with valuation allowance                                                           $    135          $      -
Impaired loans with no valuation allowance                                                             455                 773
                                                                                                  --------            --------
     Total impaired loans                                                                          $   590             $   773
                                                                                                   =======             =======

Allowance for credit losses applicable to impaired loans                                        $      135          $     -
Allowance for credit losses applicable to other than impaired loans                                  2,745               2,743
                                                                                                   -------             -------
     Total allowance for credit losses                                                             $ 2,880             $ 2,743
                                                                                                   =======             =======

Interest income on impaired loans recorded on the cash basis                                            26                  32
                                                                                                 =========           =========

     Interest income of $75,000 would have been recorded for the period ended September 30, 2000 had the loans been current and in accordance with their original terms. Impaired loans do not include groups of smaller balance homogenous loans such as residential mortgage and consumer installment loans that are evaluated collectively for impairment. Reserves for probable credit losses related to these loans are based upon historical loss ratios and are included in the allowance for credit losses.

4) In the normal course of business, to meet the financial needs of its customers, the Bank is a party to financial instruments with off- balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2000 total commitments to extend credit were approximately $56,473,000. Outstanding letters of credit were approximately $4,233,000 at September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion is designed to provide a better understanding of the financial position of Talbot Bancshares, Inc., and should be read in conjunction with the December 31, 1999 audited consolidated financial statements and notes.

Forward - Looking Information

     Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about the Company's confidence, policies, and strategies, adequacy of capital levels, and liquidity. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which the Company and its affiliates operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in more detail in the Company's Form 10-K, under the heading
     "Risk Factors." Actual results may differ materially from such forward looking statements, and the Company assumes no obligation to update forward looking statements at any time.

Overview

     Net income for the third quarter of 2000 was $1,744,000 an increase of 50.6% over the $1,158,000 for the third quarter of 1999. On a per share basis earnings were $1.44 compared to $ .94 for the same period last year. Net income for the nine months ended September 30, 2000 was $4,197,000 compared to $3,267,000, representing a 28.5% increase over the same period in 1999. Diluted net income per share was $3.46 and $2.69 for the nine months ended September 30, 2000 and 1999, respectively.

     Return on average assets was 1.74% for the first three quarters of 2000 compared to 1.43% for the first three quarters of 1999. Return on average stockholders' equity was 14.94% for the first nine months of 2000 compared to 12.47% for the same period in 1999.

     Increased loan volume and proceeds from life insurance policies are the primary sources of increased earnings. The average balance of loans increased $24,871,000 to $229,898,000 at September 30, 2000 when compared to one year ago. Proceeds from life insurance policies totalling $676,000 caused a significant increase in noninterest income during the quarter and nine month period ended September 30, 2000. Average deposits for the nine month period ended September 30, 2000 were $237,456,000 representing an increase of $10,054,000 over last year. The average balance of investment securities declined $7,520,000 during the nine month period ended September 30, 2000.

Net Interest Income

     Net interest income on a fully tax equivalent basis increased $1,006,000 or 10.8% for the nine month period ended September 30, 2000, when compared to the same period last year. Increased volume and higher yields on earning assets drove the increase for the period. The average balance of earning assets increased $15,714,000. The overall yield on earning assets increased from 7.58% at September 30, 1999 to 7.85% at September 30, 2000. This increase was offset in part by increasing rates paid for deposits and short term borrowings. The average rate paid on deposits increased .11% from 4.01% to 4.12%, and the rate paid for short term borrowings increased from 3.80% to 4.80%. Despite a slightly higher cost of funds, the increased yields on earning assets contributed to a higher overall interest spread and an increased net interest margin at September 30, 2000 when compared to one year ago. Interest spread increased from 3.59% to 3.68% and the net interest margin increased from 4.24% to 4.46% for the nine month period ended September 30, 2000 compared to same period last year. See the Analysis of Interest Rates and Interest Differentials on Page 11 for further details.

     Net interest income on a fully tax equivalent basis was $3,535,000 for the three months ended September 30, 2000, representing a 9.5% increase over the same period in 1999. The increase is attributable to higher yields on earning assets and an increased volume of loans. Average loans for the quarter ended September 30, 2000 were $235,638,000 an increase of $24,323,000 compared to the same period last year. Average deposits for the quarter totalled $238,025,000 an increase of $7,451,000 over the same period last year. The average balances of investment securities and federal funds sold for the quarter ended September 30, 2000 declined as a result of loan demand.

Non-interest Income

     Noninterest income for the three and nine month periods ended September 30, 2000 increased $738,000 and $839,000, respectively. A significant portion of the increase is attributable to $676,000 in life insurance proceeds collected during the quarter ended September 30, 2000. Life insurance is not typically held by the bank, therefore it is expected that the level of noninterest income will decline in future periods to an amount reflective of the current levels, exclusive of life insurance. Other increases in noninterest income for the nine month period totalling $153,000 related to increased volume of service charges on deposit accounts($83,000), increased revenue from the sale of non-deposit products ($39,000) and other fee income ($31,000).

Non-interest expense

     Total noninterest expense, excluding the provision for credit losses, increased 3.1% and 6.2% for the quarter and nine month periods ended September 30, respectively. The increase is attributable to increased benefit costs associated with the termination of the Bank's defined benefit pension plan as well as increased cost of health insurance for employees. Increased occupancy expenses for the nine month period are related to general increases in insurance and service contracts for the maintenance of banking equipment. Data processing cost increases of approximately $30,000 for the nine month period are directly related to additional services being offered and the overall growth of the Bank.

Analysis of Financial Condition

   Loan growth during the nine month period ended September 30, 2000 was funded primarily by a decline in federal funds sold. Total loans increased $21,775,000 or 10%, totalling $240,551,000 at September 30, 2000 compared to
   $218,776,000 at December 31, 2000. Federal funds sold declined $19,690,000 totalling $5,024,000 at September 30, 2000 compared to $24,714,000 at December 31, 1999. Total deposits increased $3,612,000 totalling $277,560,000 and securities sold under agreements to repurchase increased $2,728,000 totalling $19,071,000 at September 30, 2000. Investment securities increased $3,378,000 during the nine month period ended September 30, 2000.

Liquidity and Capital Resources

     The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. At September 30, 2000 the Company's liquidity ratio was approximately 14%. The Bank has an arrangement with a correspondent bank whereby it has a $10,000,000 line of credit available to meet any short-term liquidity needs which arise. The Bank is also a member of the Federal Home Loan Bank of Atlanta which provides another source of liquidity. There are no known trends or demands, commitments, events or uncertainties that management is aware of which will materially affect the Company's ability to maintain liquidity at satisfactory levels.

     Total Stockholders' equity increased 9.5% to $39,276,000 at September 30, 2000 from $35,882,000 at December 31, 1999. Accumulated other comprehensive income(loss) declined $174,000 for the nine months ended September 30, 2000. The Company continues to maintain capital ratios well in excess of regulatory minimums.

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

     A comparison of the Company's capital as of September 30, 2000, with the minimum requirements is presented below.

                                                                     Minimum
                                                    Actual        Requirements
                                                    ------        ------------

         Tier 1 Risk-based Capital                  16.18%           4.00%
         Total Risk-based Capital                   17.35%           8.00%

         Leverage Ratio                             12.25%           3.00%

Loans and Allowance for Loan Losses

     The Company has established an allowance for credit losses, which is increased by provisions charged against earnings and recoveries of previously charged-off debts. The allowance is decreased by current period charge-off of uncollectible debts. Management evaluates the adequacy of the allowance for credit losses on a quarterly basis and adjusts the provision for credit losses based upon this analysis. The evaluation of the adequacy of the allowance for credit losses is based on a risk rating system of individual loans as well as a collective evaluation of smaller balance homogenous loans based on factors such as past credit loss experience, local economic trends, non-performing and problem loans, and other factors which may impact collectibility. A loan is placed on nonaccrual when it is specifically determined to be impaired and principal and interest are delinquent for 90 days or more.

     The following table summarizes past due and non-performing assets of the Company.

                                                          September 30,          December 31,
     Non-performing Assets:                                  2000                  1999
                                                      -----------------     -----------------
         Non-accrual loans                                     590                   773
         Other real estate owned                               161                    74
                                                            ------                ------
                                                               751                   847
         Past due loans                                        517                 1,146
                                                            ------                ------
         Total non-performing and past due loans            $1,268                $1,993
                                                            ======                ======

The provision for loan losses was $224,000 and $180,000 for the nine months ended September 30, 2000 and 1999, respectively. For the three months ended September 30, 2000 and 1999 the provision for loan losses was $110,000 and $60,000, respectively. Charge-offs during the third quarter totalled $74,000 representing 48% of the year-to-date charge-offs. This included significant increases in consumer loan charge-offs for the three and nine month periods ended September 30, 2000. Non-performing assets of the Company declined $725,000 totalling $1,268,000 compared to $1,993,000 at December 31, 1999. The allowance for loan losses as a percentage of average loans was 1.25% and 1.30% as of September 30, 2000 and 1999, respectively. Based on Management's quarterly evaluation of the adequacy of the loan loss reserve, which includes current industry and economic trends, historical performance, review of non-performing assets, and continued growth of the loan portfolio, Management feels that the allowance for loan losses and the related provision are adequate at September 30, 2000.

     The following table presents a summary of the activity in the Allowance for Loan Losses.


                                                          Three Months Ended September 30,       Nine Months Ended September 30,
(Dollars in thousands)                                           2000            1999                    2000           1999
------------------------------------------------------------------------------------------------------------------------------------

Allowance balance - beginning                                   $ 2,803        $ 2,605                 $ 2,743         $ 2,582
Charge-offs:
   Commercial and other                                              16             33                      50             113
   Real estate                                                       35             -                       42              25
   Consumer                                                          23             14                      63              47
                                                               --------       --------                --------       ---------
     Totals                                                          74             47                     155             185
                                                               --------       --------                 -------        --------

Recoveries:
   Commercial                                                        33             21                      42              40
   Real Estate                                                        1             10                       7              19
   Consumer                                                           7             10                      19              23
                                                            -----------      ---------                --------        --------
     Totals                                                          41             41                      68              82
                                                             ----------      ---------                --------        --------
Net Charge-offs:                                                     33              6                      87             103
Provision for loan losses                                           110             60                     224             180
                                                               --------      ---------               ---------       ---------
Allowance balance-ending                                        $ 2,880       $  2,659                 $ 2,880        $  2,659
                                                                =======       ========                 =======        ========

Average Loans outstanding during period                        $235,638       $211,315                $229,898        $205,027
                                                               ========       ========                ========        ========
Net charge-offs (annualized) as a percentage of
   average loans outstanding during period                         .06%           .01%                    .05%            .07%
                                                             ==========      =========               =========      ==========
Allowance for loan losses at period end as a
   percentage of average loans                                    1.22%          1.26%                   1.25%           1.30%
                                                              =========       ========               =========       =========

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

                                                                         2000                                    1999
                                                                         ----                                    ----
                                                           Average      Income      Yield            Average    Income     Yield
(Dollars in thousands)                                     Balance      Expense      Rate            Balance    Expense     Rate
------------------------------------------------------------------------------------------------------------------------------------
Earning Assets
   Investment Securities                                 $  70,837       $ 3,209     5.97%         $  78,357    $ 3,408     5.82%
   Loans                                                   229,898        14,798     8.49            205,027     12,838     8.38
   Federal Funds Sold                                        8,087           378     6.17              9,724        359     4.89
                                                          --------      --------     ----          ---------    -------     ----
   Total earning assets                                    308,822        18,385     7.85%           293,108     16,605     7.58%
                                                                         -------                                 ------

Non-interest earning assets                                13,591                                     12,520
                                                          -------                                  ---------
   Total Assets                                           $322,413                                  $305,628
                                                          ========                                  ========

Interest bearing liabilities
   Interest bearing deposits                              $237,456       $ 7,418     4.12%          $227,402    $ 6,815     4.01%
   Borrowings                                               18,279           666     4.80             17,431        495     3.80
                                                          --------       -------     ----           --------    -------     ----
   Total interest bearing liabilities                      255,735         8,084     4.17%           244,833      7,310     3.99%
                                                                          ------                                -------

Non-interest bearing liabilities                            29,232                                    25,776
Stockholders' equity                                        37,446                                    35,019
                                                          --------                                  --------
Total liabilities and stockholders' equity                $322,413                                  $305,628
                                                          ========                                  ========

Net interest spread                                                      $10,301     3.68%                      $ 9,295     3.59%
                                                                         =======                                =======
Net interest margin                                                                  4.46%                                  4.24%


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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company utilizes a simulation model to quantify the effect a hypothetical plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as repayments of loans in periods of declining rates. When actual changes in interest rates occur the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of June 30, 2000 the model produced the following sensitivity profile for net interest income and the fair value capital:


                                                                                            Immediate Change in Rates
                                                                       -------------------------------------------------------------
                                                                       +200 Basis Points       -200 Basis Points        Policy Limit
------------------------------------------------------------------------------------------------------------------------------------
% Change in Net Interest Income                                                8.8%               (10.6%)                 +-25%
% Change in Fair Value of Capital                                              3.1%                (6.9%)                 +-15%



                                     Part II

Item 4.  Submission of Matters to Vote of Security Holders

     The  Company  mailed  or  otherwise   delivered  to  stockholders  a  proxy
     statement/prospectus on or about October 17, 2000 related to a Special Meeting of Stockholders to be held on November 21, 2000 and any adjournments thereof for the purpose of considering and approving the Plan and Agreement to Merge dated July 25, 2000, between the Company and Shore Bancshares.


Item 5.  Other Information

     On November 8, 2000, the Board of Directors of the Company declared a $0.50 per share cash dividend to common stockholders of record November 20, 2000, payable November 24, 2000.


Item 6.  Exhibits and Reports on Form 8-K.

     a)   Exhibits

          Exhibit 2.1 - Plan and Agreement to Merge, dated July 25, 2000, by and between Shore Bancshares, Inc. and Talbot Bancshares, Inc. is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on July 31, 2000.

          Exhibit 27 - Financial Data Schedule

     b) Form 8-K filed, dated July 27, 2000, Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

                                   Signatures


Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TALBOT BANCSHARES, INC.


Date:  November 13, 2000       By:  /s/ W. Moorhead Vermilye
                                   ---------------------------------------------
                                   W. Moorhead Vermilye
                                   President


Date:  November 13, 2000       By:  /s/ Susan E. Leaverton
                                   ---------------------------------------------
                                   Susan E. Leaverton, CPA
                                   Treasurer/Principal Accounting Officer